Form 10KSB
period 1996-12-31
OASIS OIL CORP
filed 1997-04-11
CIK 103501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

    [X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For Year ended December 31, 1996

                                       OR

    [X]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period from____ to____

                          Commission File Number 0-5833

                              OASIS OIL CORPORATION
                 (Name of Small Business Issuer in its charter)

                Issuer's Former Name: VIDA Medical Systems, Inc.

         Nevada                                      94-1713830
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

              1800 St. James Place, Suite 101. Houston. Texas 77056
                    (Address of principal executive offices)

                    Issuer's telephone number: (713) 627-8875


Securities registered under Section 12 (g) of the Act:

         Title of each class                      Name of each exchange
                                                   on which registered
         Common Stock, $0.05 Par Value                    None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $14,397,429

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Unknown. The issuer's voting stock has not been actively traded since 1975. There is presently no known value for the issuer's voting stock.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):

         Yes [X]       No [ ]

                              INDEX TO FORM 10-KSB
                                       of
                              OASIS OIL CORPORATION

PART I
         Item 1.  Description of Business                                4-6
         Item 2.  Description of Property                                6
         Item 3.  Legal Proceedings                                      6
         Item 4.  Submission of Matters to a Vote of Security Holders    6

PART II
         Item 5.  Market for Common Equity and Related Stockholder       7
                  Matters
         Item 6.  Management's Discussion and Analysis or Plan of        7-9
                  Operation
         Item 7.  Financial Statements                                   10
         Item 8.  Changes in and Disagreements with Accountants on       10
                  Accounting and Financial Disclosure

PART III
         Item 9.  Directors, Executive Officers, Promoters and           10-12
                  Control Persons; Compliance With Section
                  16(a) of the Exchange Act
         Item 10. Executive Compensation                                 12-13
         Item 11. Security Ownership of Certain Beneficial Owners        13-15
                  and Management
         Item 12. Certain Relationships and Related Transactions         15
         Item 13. Exhibits and Reports on Form 8-K                       15-16

                                     PART 1

Item 1.   Description of Business

Business

         Oasis Oil Corporation (the "Company"), formerly Vida Medical Systems, Inc., is a Nevada corporation organized in 1955. The Company is principally engaged in the service of gathering, transportation and marketing of domestic crude oil. As a first purchaser of crude oil, the Company offers a complete division order and royalty disbursement service to its producer accounts.

Reverse Merger

         Pursuant to a share exchange effective October 1, 1996, the Company issued 4,800,000 common shares in exchange for all of the issued and outstanding shares of Oasis Transportation and Marketing Corporation (OTMC), formerly Acacia Crude Corporation, which was incorporated in the State of Nevada on September 10, 1992 The remaining 1,200,000 common shares out of a total of 6,000,000 common shares were retained by the former shareholders of Vida Medical Systems, Inc. This share exchange resulted in the former stockholders of OTMC acquiring 80% of the Company. Accordingly, the exchange of shares has been treated for accounting purposes as a purchase of the Company by OTMC, referred to as a "reverse merger." The Company operates by and through the activities of its wholly-owned subsidiary, OTMC.

Crude Oil Marketing

         OTMC purchases crude oil at the wellhead and provides transportation to refiners and other customers. Crude oil acquired at the well head is transported by truck, with activity primarily concentrated on properties located in South Texas. Crude oil purchases at the wellhead approximate 2000 barrels per day. As part of its crude oil marketing business, OTMC currently operates 15 tractor-trailer rigs and maintains 12 pipeline injection stations, all within the state of Texas.

         Crude oil is generally purchased at field posted prices that fluctuate with market conditions. The crude oil is transported and either sold outright at the field level or OTMC enters into buy-sell arrangements (trades) in order to minimize transportation or to maximize the sales prices. Except in certain limited situations where back-to-back fixed price trades are in place, the contract price is also pegged to a posted price that fluctuates with market conditions, thus reducing OTMC's loss exposure from sudden changes in crude oil prices. A key element of OTMC's profitability is the differential between market prices at the field level and at the various trade points. Such price differentials will vary with local supply and demand conditions and unforeseen fluctuations in price differentials can impact OTMC's financial results in either a favorable or a unfavorable manner. While OTMC's policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

Tractor-Trailer Transportation

         OTMC transports crude oil on a contractual basis in South Texas. Transportation service is provided under short term contracts.

         OTMC presently operates 15 tractors and 16 tank trailers and also operates truck terminals in Pleasanton, Alice, and Luling, Texas. OTMC's primary terminal facility is in Pleasanton. It is situated on 5 acres and includes maintenance facilities, storage facilities and an office building.

Competition

         In all phases of its operations, OTMC encounters strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to OTMC. OTMC faces competition principally in pricing and in the quality of service. OTMC competes with integrated oil companies which in some cases own or control a majority of their own refining and marketing facilities. These major oil companies may offer their products to others on more favorable terms than those available to OTMC. OTMC is a minor competitor in all the businesses in which it has operations.

         From time to time in recent years, there has been an oversupply of crude oil in the marketplace. This in turn has led to a reduced level of prices for crude oil, and, as a result, there is a high degree of uncertainty regarding the future market price for crude oil. Historically, however, demand for crude oil has been in balance with readily available supplies, and OTMC believes the long-term prospects for the oil industry continue to be good.

Employees

         At December 31, 1996, the Company and OTMC employed 16 persons, 10 of whom were employed in the marketing and transportation operations of crude oil and petroleum products, and 6 of whom were employed in administrative capacities. There are no employees represented by any union organization. Management believes its employee relations are satisfactory.

Environmental Compliance and Regulation

         OTMC's tractor-trailer operations are conducted pursuant to authority of the United States Department of Transportation and various State regulatory authorities. OTMC's transportation operations must also be conducted in accordance with various laws relating to pollution and environmental control.

         OTMC is subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. OTMC regards compliance with applicable environmental regulations as a critical component of its overall operation, and devotes significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting OTMC's facilities from damage. Management believes OTMC has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. While OTMC has, where appropriate, implemented operating procedures and each of its facilities is designed to assure compliance with environmental laws and regulations, given the nature of its business, OTMC remains subject to environmental risks.

Item 2.  Description of Property

         The Company maintains its executive offices at 1800 St. James Place, Suite 101, Houston, Texas 77056, where it leases approximately 5,100 square feet of office space pursuant to a three year lease at a monthly rental of $4,561.

         OTMC maintains its primary terminal facility at 780 S. Highway 281, Pleasanton, Texas 78064, where it leases 5 acres which include a small frame office building and a metal truck maintenance building large enough to garage and repair four tractor-trailer rigs at one time. This facility is leased pursuant to a one year lease for $800 per month and includes an option to renew the lease for an additional two years.

         OTMC rents a small office warehouse located at 1215 N. Highway 183, Luling, Texas 78648, pursuant to a month-to-month rental at $325 per month.

Item 3.  Legal Proceedings

         Subsequent to year-end, OTMC was notified by a major customer that OTMC had delivered approximately 300 barrels of improper product into the purchaser's pipeline. The customer has asserted that the product may have damaged it. OTMC is covered by a general liability insurance policy which provides for defense and indemnity for damages arising from negligence up to the aggregate amount of $2,000,000, subject to a deductible of $5,000. OTMC has notified the insurance company of the event described above and representatives of the insurance company have taken charge of the investigation. As a result of the insurance coverage, management does not anticipate that this event will result in a material loss to the Company.

         It is the belief of management that the general liability policy of OTMC is adequate. OTMC has stringent policies with regard to product quality control and operating procedures. When a problem does occur, OTMC attempts to discover, isolate, and correct it quickly thus to minimize any adverse effects.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were placed before the stockholders of the Company for consideration.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's common stock is not currently traded on any public trading market.

Dividends

         The Company has not paid and does not anticipate paying any dividends on its Common Stock in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, payment of dividends on preferred stock, and in the expansion of its business.

Preferred Stock

         During the year ended December 31, 1996, the Company authorized 1,000,000 shares of Series A Preferred Stock with a $1 par value. Effective November 1, 1996, the Company issued 40,494 shares of Series A Preferred Stock. The Series A Preferred Stock pays a dividend at 8% per year.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         In March 1995, the Company began operations as a crude oil gatherer, transporter, and marketer. The Company began to work with a major oil company in Oklahoma to provide a crude oil product to a third party. With a good profit margin built into the agreement it was considered by management to be an attractive venture. The Company used its existing working capital to set up operations in Oklahoma. This included establishing a truck terminal, outfitting the field office, entering into a lease agreement, hiring and moving personnel, and purchasing additional tractor-trailer rigs. Within thirty days after the onset of full operations it was determined that the product being delivered by the major oil company was of no use to the customer which resulted in the operations coming to an immediate halt. The Company then redirected its focus to Texas. By the end of August 1995, the Company had reestablished its operations in South Texas but was still suffering from intense competition. With only one sales point in South Texas and the lack of name recognition in the marketplace it was difficult to expand the operations. Effective February 1, 1996 the Company purchased Oasis Oil Ltd., Co., (the "Acquisition") which is a company that had been in business since 1976, had name recognition along with a good reputation and was based in South Texas.

         The Company reviewed the crude oil purchase contracts and trucking agreements of the Acquisition and determined that several contracts representing approximately $800,000 in sales each month were not profitable and in some cases were losing money. The Company decided not to renew the contracts when they later came up for renewal.

         Although the sales volume decreased by approximately 35% the Company was actually recording more net income because they were eliminating unprofitable contracts. In addition, by eliminating the unprofitable contracts the Company reduced its expenses such as driver payroll, travel expenses, tractor-trailer repairs, and fuel.

Results of Operations

         For the year ended December 31, 1996, the Company had net income of $50,841 compared to a net loss of ($352,491) in 1995. Sales increased $13,017,299 or 943% in 1996 compared to $1,380,130 in 1995. Gross margin as a percentage of sales was 5% in 1996 compared to (5%) in 1995. Selling, general and administrative expenses increased $255,664 or 95% in 1996 which represents 5% of sales. The selling, general and administrative expenses as a percentage of sales was 20% in 1995. Interest expense increased $67,323 or 373% in 1996, due primarily because of new debt financing which was obtained in the latter part of 1995.

         The results of operations were influences almost exclusively by two factors 1) the increase in profitable purchase contracts resulting from the Acquisition and 2) the cost cutting measures implemented in 1996.

         The profitable purchase contracts obtained during the Acquisition increased the Company's sales volume by approximately 600% or $12,000,000 during 1996. The increases in crude oil volume enabled the company to utilize all of its tractor-trailer rigs for the first time since the Company began operations.

         The Company implemented cost reduction policies and procedures such as, consolidating field operations, moving all administrative and accounting responsibilities to Houston, Texas, and utilizing AdminiStaff which, all combined, reduced overhead by approximately $380,000.

Liquidity and Capital Resources

         Cash provided from operations in 1996 amounted to $1,593,287 compared to cash used in operations of ($389,868) in 1995. Cash used to purchase Oasis Oil Ltd., Co. and other fixed assets totaled $2,023,951 and $117,042, respectively.

         The Company's sales and purchase contracts are all based upon the posted price of crude oil which reduces the effect of normal price fluctuations because it is considered a widely traded commodity. The Company transports and markets approximately 60,000 barrels of crude oil per month. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll and fuel). These variable expenses are directly related to the number of barrels transported.

         At December 31, 1996, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.5% at December 31, 1996). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at December 31, 1996 were $450,000.

         In August 1996, the Company completed a private placement consisting of 1,496,780 shares of common stock for $260,169. The proceeds were used primarily to provide working capital.

         The Company anticipates that its future operating needs will be satisfied from the operations which are expected to generate positive cash flows and from time to time the Company may seek to borrow funds for actual or anticipated funding needs.

         From time to time in recent years, there has been an oversupply of crude oil in the marketplace. This in turn has led to a reduced level of prices for crude oil, and, as a result, there is a high degree of uncertainty regarding the future market price for crude oil. Historically, however, demand for crude oil has been in balance with readily available supplies, and OTMC believes the long-term prospects for the oil industry continue to be good.

New Accounting Pronouncements

         On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards no. 128, Earnings Per Share
(SFAS) 128. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings Per Share. SFAS 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

Plan of Operation

         The main objective of the Company is to market as many barrels of crude oil as possible and to increase sales through acquisitions. The Company has increased significantly the number of barrels which it markets since the acquisition of Oasis Oil Ltd., Co. and the Company continues to seek new sources of oil to transport. The Company is currently looking into several acquisitions to increase their marketing capabilities and to compliment their existing operations.

         To finance these acquisitions, the Company is evaluating various financing alternatives and is negotiating with several potential sources of financing. Until such acquisitions are made, management believes that its present sources of working capital from the line of credit and cash provided by operations are adequate.

Item 7.  Financial Statements

      The financial statements filed as part of this report include:

                                                                   Page
          Report of Independent Certified Public Accountants        F-2

          Consolidated Balance Sheet as of December 31, 1996        F-3

          Consolidated Statements of Operations for the Years       F-4
          Ended December 31, 1996 and 1995

          Consolidated Statements of Shareholders' Equity           F-5
          for the Years Ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the             F-6
          Years Ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements                F-7 to F-12

                          INDEX TO FINANCIAL STATEMENTS

OASIS OIL CORPORATION CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants..................F-2

Consolidated Financial Statements:
         Balance Sheet as of December 31, 1996 .....................F-3
         Statements of Operations for the Years Ended
           December 31, 1996 and 1995 ..............................F-4
         Statements of Stockholders' Equity for the Years
           Ended December 31, 1996 and 1995 ........................F-5
         Statements of Cash Flows for the Years Ended
           December 31, 1996 and 1995 ..............................F-6
         Notes to Financial Statements..............................F-7 - F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
   Oasis Oil Corporation

We have audited the consolidated balance sheet of Oasis Oil Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oasis Oil Corporation as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                                            /s/ BDO SEIDMAN, LLP
                                                                BDO SEIDMAN, LLP

Houston, Texas
March 14, 1997

                              OASIS OIL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                 ASSETS (Note 5)
Current Assets:
    Cash ...................................................       $    134,045
    Accounts receivable - trade (Note 11)...................          1,522,364
    Inventories ............................................             32,806
    Prepaid expenses .......................................             58,939
                                                                   ------------

       Total Current Assets.................................          1,748,154

Property, equipment and leasehold improvements,
    net (Notes 4 and 6).....................................            575,574
Goodwill, less accumulated amortization of $13,388..........            205,696
                                                                   ------------
                                                                   $  2,529,424
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Notes payable (Note 5)..................................       $    450,000
    Accounts payable .......................................          1,531,086
    Accrued expenses .......................................             13,127
    Current maturities of long-term debt (Note 6)...........             21,164
                                                                   ------------

       Total Current Liabilities............................          2,015,377

Long-term debt, less current maturities (Note 6)............             25,588
                                                                   ------------

       Total Liabilities....................................          2,040,965
                                                                   ------------
Commitments and Contingency (Notes 9 and 10)

Stockholders' Equity:
    Preferred stock, $1 par value, 1,000,000
    shares authorized; (Note 7) ............................            404,940
    Common stock, $.05 par value, 50,000,000
    shares authorized.......................................            300,000
    Additional paid-in capital..............................             85,169
    Deficit.................................................           (301,650)
                                                                   -------------
       Total Stockholders' Equity...........................            488,459
                                                                    ------------
                                                                   $  2,529,424
                                                                   ============

          See accompanying notes to consolidated financial statements.

                              OASIS OIL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        1996               1995
                                                ------------       ------------

Sales (Note 11).............................    $ 14,397,429       $  1,380,130

Cost of sales...............................      13,743,241          1,444,579
                                                ------------       ------------
       Gross margin.........................         654,188            (64,449)
                                                ------------       -------------
Operating expenses
    Selling  ...............................          75,903             20,946
    General and administrative .............         449,708            249,001
                                                ------------       ------------
       Total operating expenses.............         525,611            269,947
                                                ------------       ------------
       Net operating income (loss)..........         128,577           (334,396)
                                                ------------       -------------
Other income (expense)
    Interest income.........................           4,438                  9
    Interest expense .......................         (85,355)           (18,032)
    Loss on sale of fixed assets............         (11,500)              (348)
    Other...................................          14,681                276
                                                ------------       ------------
       Total other expense, net.............         (77,736)           (18,095)
                                                -------------      -------------
NET INCOME (LOSS)...........................    $     50,841       $   (352,491)
                                                ============       =============
NET INCOME (LOSS) PER SHARE.................    $        .01       $       (.11)
                                                ============       =============
Average number of common shares
    outstanding.............................       4,225,715          3,303,220
                                                ============       =============

          See accompanying notes to consolidated financial statements.

                              OASIS OIL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                            ADDITIONAL
                                             PREFERRED STOCK             COMMON STOCK        PAID-IN
                                       SHARES      AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT      TOTAL
                                       ------      ------    ----------    ----------    -----------    ----------   -----------
Balance, at January 1, 1995............     -      $    -     3,303,220    $  125,000    $         -   $         -   $   125,000

Net loss ..............................     -           -             -             -              -     (352,491)     (352,491)
                                       ------      ------    ----------    ----------    -----------    ----------   -----------

Balance, at December 31, 1995..........     -           -     3,303,220       125,000              -     (352,491)     (227,491)

Stock issued in a private placement....     -           -     1,496,780       260,169              -             -       260,169

Issued 1,200,000 shares in
  connection with reverse merger.......     -           -     1,200,000      (85,169)         85,169             -             -

Conversion of debt into preferred
  stock................................40,494      404,940            -             -              -             -       404,940

Net income.............................     -           -             -             -              -        50,841        50,841
                                       ------      ------    ----------    ----------    -----------   -----------   -----------

Balance, at December 31, 1996..........40,494      $404,940   6,000,000    $  300,000    $    85,169   $ (301,650)   $   488,459
                                       ======      ========  ==========    ==========    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                              OASIS OIL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                           INCREASE (DECREASE) IN CASH

                                                                                        1996               1995
                                                                                    -----------       ------------
Cash flows from operating activities:
  Net income (loss)............................................................    $     50,841       $   (352,491)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
    activities:
        Depreciation and amortization..........................................          95,648             13,287
        Changes in assets and liabilities:
             Accounts receivable...............................................         (53,512)          (144,376)
             Inventories.......................................................          (1,157)            (8,995)
             Prepaid expenses..................................................         121,277           (104,644)
             Other assets......................................................          13,388                  -
             Accounts payable and accrued expenses.............................       1,366,802            207,351
                                                                                   ------------       ------------
                Net cash provided by (used in) operating activities............       1,593,287          (389,868)
                                                                                  -------------   ----------------
Cash flows from investing activities:
  Purchases of fixed assets....................................................        (117,042)          (185,302)
  Purchase of Oasis Oil Ltd. Co................................................      (2,023,951)                 -
                                                                                   -------------      ------------
                Net cash used in investing activities..........................      (2,140,993)          (185,302)
                                                                                   -------------      -------------
Cash flows from financing activities:
  Net borrowings on line of credit.............................................         381,146             68,854
  Proceeds from issuance of common stock.......................................         260,169            125,000
  Proceeds from issuance of subordinated debt..................................               -            375,000
  Issuance of long-term debt...................................................          56,178              8,498
  Payments of long-term debt...................................................         (17,924)                 -
                                                                                   ------------       ------------
                Net cash provided by financing activities......................         679,569            577,352
                                                                                   ------------       ------------
Net increase in cash...........................................................         131,863              2,182
Cash, beginning of year........................................................           2,182                  -
                                                                                   ------------       ------------
Cash, end of year..............................................................    $    134,045       $      2,182
                                                                                   ============       ============

                              OASIS OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

BUSINESS

         Oasis Oil Corporation (the "Company"), formerly Vida Medical Systems, Inc. is a Nevada corporation organized in 1955. The Company is principally engaged in the service of gathering, transportation and marketing of domestic crude oil. As a first purchaser of crude oil, the Company offers a complete division order and royalty disbursement service to its producer accounts.

REVERSE MERGER

         Pursuant to a share exchange offer effective October 1, 1996, the Company issued 4,800,000 common shares in exchange for all of the issued and outstanding shares of Oasis Transportation and Marketing Corporation (OTMC), formerly Acacia Crude Corporation. The remaining 1,200,000 common shares out of a total of 6,000,000 common shares were retained by the former owners of Vida Medical Systems, Inc. OTMC was incorporated in the state of Nevada on September 10, 1992. This transaction resulted in the former stockholders of OTMC acquiring 80% of the Company. Accordingly, the exchange of shares has been treated for accounting purposes as a purchase of the Company by OTMC, referred to as a "reverse merger." Application of reverse merger accounting results in the following:

         1. The consolidated financial statements of the combined entity are issued under the name of the legal parent, Oasis Oil Corporation, but the entity is considered a continuation of the legal subsidiary, OTMC.

         2. As OTMC is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying values.

         3. Figures presented for periods prior to October 1, 1996, are those of OTMC, the legal subsidiary. All shares for periods prior to October 1, 1996, have been retroactively adjusted as if as stock split had occurred.

         4. Costs related to the transaction with the Company were written-off into operations during the year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

         Inventories consist of crude oil and are valued at the current market price. Market price is determined based on an average monthly quoted price established by oil and gas traders who take into consideration such factors as the supply and demand of oil and gas. Actual cost is not materially different from market.

                              OASIS OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization on equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years. For income tax purposes, depreciation is calculated using accelerated methods.

REVENUE RECOGNITION

         Sales are recorded in the periods that crude oil is delivered.

GOODWILL

         Goodwill is amortized on the straight-line method over fifteen years. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per common share amounts were computed by dividing earnings (loss) after deduction of preferred stock dividends by the average number of common shares outstanding. There were no common stock equivalents for the years ended December 31, 1996 and 1995. The average number of common shares outstanding for the years ended December 31, 1996 and 1995 was computed based upon: 1) OTMC's original ownership (after stock splits) up to the date of the reverse merger; and 2) the Company's outstanding common shares from the date of the reverse merger.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

         The Company extends credit to its customers primarily in the oil and gas industry in Texas.

NEW ACCOUNTING PRONOUNCEMENTS

         On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards no. 128, EARNINGS PER SHARE (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, EARNINGS PER SHARE. SFAS 128 provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

                              OASIS OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION

         Effective February 1, 1996, Oasis purchased all the assets and assumed all the liabilities of Oasis Oil Ltd. Co. for a total purchase price of $2,576,088 consisting of $900,000 in cash and $1,676,088 in assumed liabilities. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was $219,084 and is classified as goodwill (see Note 13). The results of operations for Oasis Oil Ltd. Co. are included with those of the Company for the period subsequent to February 1, 1996. The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1995:

                                                     1996            1995
                                                ------------    -------------

         Net sales..........................    $ 16,031,856    $  25,778,454
                                                ============    =============
         Net income (loss)..................    $     39,347    $    (510,827)
                                                ============    =============
         Earnings (loss) per share..........    $        .01    $        (.15)
                                                ============    =============

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements consisted of the following at December 31, 1996:
                                                                       AMOUNT

         Transportation equipment...........................      $   334,208
         Oil field equipment................................          205,887
         Furniture and fixtures.............................           47,464
         Automobiles........................................           43,061
         Shop equipment.....................................           32,634
         Computer equipment and software ...................           19,601
         Leasehold improvements.............................            1,654
                                                                  -----------
                                                                      684,509
         Less:  Accumulated depreciation and amortization ..         (108,935)
                                                                 ------------
                                                                  $   575,574
                                                                 ============

NOTE 5 - CREDIT FACILITY

         At December 31, 1996, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.5% at December 31, 1996). The line of credit is collateralized by substantially all of the Company's assets. Borrowings under this agreement at December 31, 1996 were $450,000.

                              OASIS OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1996:

                                                                   AMOUNT
                                                                -----------
Note payable to a leasing company, with imputed
  interest of 12.32%, payable in monthly installments
  of $1,621 including interest through May 1, 1998,
  collateralized by certain transportation equipment.......     $    25,500
Note payable to a financing company, bearing interest
  at 8.25%, payable in monthly installments of $519
  including interest through June 6, 2001,
  collateralized by a certain vehicle......................          21,252
                                                                -----------
                                                                     46,752
Less current maturities....................................         (21,164)
                                                                ------------
Total long-term debt.......................................     $    25,588
                                                                ============

         At December 31, 1996, the aggregate principal repayments were as follows:

         Year ending December 31,                                 AMOUNT
                                                               -----------
               1997......................................      $    21,164
               1998......................................           12,237
               1999......................................            4,855
               2000......................................            5,488
               2001......................................            3,008
                                                               -----------
                                                               $    46,752

NOTE 7 - PREFERRED STOCK

         During the year ended December 31, 1996, the Company authorized 1,000,000 shares of Series A Preferred stock with a $1 par value as defined in the amended agreement. Effective November 1, 1996, the Company issued 40,494 shares of Series A Preferred stock in exchange for all of the Company's subordinated debt totalling $375,000 and accrued interest totalling $29,940. The Series A Preferred stock pays dividends at 8% per year.

NOTE 8 - INCOME TAX

         Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         Net deferred income tax asset (liability) consisted of the following at December 31, 1996:

                                                                   AMOUNT
                                                                -----------
         Net operating loss carryforwards...............       $    98,000
         Fixed asset basis difference...................            (8,000)
                                                               -----------
         Gross deferred tax asset.......................            90,000

         Valuation allowance............................           (90,000)
                                                               ------------
         Net deferred tax asset.........................       $         -
                                                               ============

         For the year ended December 31, 1996, the income tax benefit differs from the amount of income tax benefit determined by applying the statutory income tax rate to pre-tax loss as follows:

                              OASIS OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     AMOUNT
                                                                ------------
         Income tax at statutory rate......................     $    7,710
         Utilization of net operating loss carryover.......         (7,710)
                                                                ------------
                                                                $      --
                                                                ============

         At December 31, 1996, the Company had a net operating loss carryforward of approximately $290,000 to offset future years' taxable income through 2010. The availability of the operating loss to offset future year's taxable income is subject to restrictions because of changes in ownership of the Company subsequent to October 1, 1996.

NOTE 9 - COMMITMENTS AND CONTINGENCY

         The Company leases office and warehouse space, a terminaling facility and certain equipment under noncancellable operating leases for periods extending beyond one year. Future minimum rental payments required under these leases that have an initial or remaining noncancellable lease term in excess of one year are as follows:

         Year Ended December 31,                                   AMOUNT
                                                                -----------
               1997.......................................      $   126,009
               1998.......................................           53,943
               1999.......................................           44,953
                                                                -----------
                                                                $   224,905
                                                                ===========

         Rental expense was approximately $180,000 and $10,000 for the years ended December 31, 1996 and 1995, respectively.

         Subsequent to year end the Company was notified by a major customer that the Company had delivered approximately 300 barrels of improper product into the customer's pipeline. The customer has asserted that the product may have damaged its pipeline. The Company is covered by a general liability insurance policy which provides for defense and indemnity for damages arising from negligence up to the aggregate amount of $2,000,000, subject to a deductible of $5,000. The Company has notified the insurance company of the event described above and representatives of the insurance company have taken charge of the investigation. As a result of the insurance coverage, management does not anticipate that this event will result in a material loss to the Company.

NOTE 10 - STOCK OPTION PLAN

         The Company adopted the 1996 Stock Option Plan (the "Plan") as of November 1, 1996. The Plan allows the board of directors to grant stock options up to a maximum of 600,000 shares of common stock. The exercise price for each share purchasable under the Plan shall not be less than 100% of the fair market value per share on the date the option is granted. There were no options granted in 1996. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and will continue to account for such transactions in accordance with Accounting Principles Board No. 25. However, the Company is required to provide additional disclosures that provide pro forma effects as if the Company had elected to adopt SFAS No. 123.

                              OASIS OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - MAJOR CUSTOMERS

         The Company had sales to two customers that represented 39% and 37% of total sales in 1996, respectively. At December 31, 1996, accounts receivable from these customers totalled approximately $749,000 and $723,000, respectively.

         The Company had sales to one customer that represented 99% of sales in 1995.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended December 31, 1996 and 1995, the Company paid interest of $85,355 and $18,032, respectively.

         The Company exchanged $375,000 of debt and $29,940 in accrued interest for 40,940 shares of Series A Preferred stock during the year ended December 31, 1996 (see Note 7).

         The Company purchased all of the assets of Oasis Oil Ltd. Co. for $2,576,088. In conjunction with the acquisition, the purchase price allocation is as follows:

         Fair value of assets acquired:                        AMOUNT
                                                            -----------
           Account receivable........................       $ 1,324,476
           Inventory.................................            22,654
           Prepaid expenses..........................            75,572
           Fixed assets..............................           382,165
           Goodwill..................................           219,084
                                                            -----------
                                                              2,023,951
         Cash received...............................           552,137
                                                            -----------
                                                            $ 2,576,088
                                                            ===========

Item 8.  Change In and Disagreement With Accountants on Accounting and Financial
           Disclosures

                  On April 3, 1997, the Company filed with the Commission a Current Report on Form 8-K dated February 15, 1997, wherein it reported under
Item 4 that the Company has engaged BDO Seidman, LLP as its independent accountants as of February 15, 1997, no financial statements were included with the Form 8-K filing. BDO Seidman, LLP has conducted an audit of Oasis Oil Corporation for the year ending December 1996, which financial statements are included within.
                  Prior to the engagement agreement with BDO Seidman, LLP the Company did not have an agreement with any other auditors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The persons who are currently serving as Directors and executive officers of the Company and the positions they hold with the Company are as follows:

                                    EXECUTIVE OFFICERS

Name                    Age       Positions held with the Company        Since

C. A. Beane              60       President and CEO                       1995
Neil Lande               59       Executive Vice President                1996
Susan Penticoff          40       Treasurer and Assistant Secretary       1996
James Hagan              62       Secretary                               1996

                                    DIRECTORS

                              Director of      Other Directorships of
                      Age     Company Since    Publically-Held Companies

C. A. Beane            60          1995        None
Bruce Withers          71          1996        None
Neil Lande             59          1996        Ocean Optique Distributors, Inc.
Robert Monroe          62          1996        None
John Blocker           75          1996        None
Carl Pfeiffer          67          1996        Quanex Corporation
James Hagan            62          1996        None

Management Biographies

         Brief biographies of the Directors and executive officers of the Company are set forth below. All Directors hold office until their resignation, retirement, removal, disqualification, death or until their successors have been elected, qualified, and take office. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

C. Arlie Beane. Mr. Beane, age 60, is President and CEO of the Company. He was the President and Director of Acacia Crude Corporation, now OTMC. Previously Mr. Beane was Chairman of Eureka International Trading Corporation and Eureka Production Corporation. He was the managing Director of Arosco, Ltd., and the Chairman and CEO of Peten Petroleum Corporation. He is the holder of approximately fifteen percent of the Company's outstanding shares. Mr. Beane's career has been directed to international trade and the oil and gas industry.

Bruce Withers. Mr. Withers, age 71, is also on the Board of Allstar Gas Corporation, in Missouri. Previous to joining Oasis, Mr. Withers was Co-Chairman of Natural Gas Clearinghouse (NGC) and Trident, a large natural gas and natural gas liquids company traded on the New York Stock Exchange. Previous to his involvement with NGC and Trident, Mr. Withers was President of Mitchell Energy Gas Division.

Carl Pfeiffer. Mr. Pfeiffer, age 67, was on the Board of Acacia Crude Corporation, now OTMC. Mr. Pfeiffer is presently Chairman Emeritus of Quanex Corporation, a metals company listed on the New York Stock Exchange, and is a member of the Board of Directors of Quanex. Previously Mr. Pfeiffer was Chairman of Quanex.

Neil Lande. Mr. Lande, age 59, was on the Board of Acacia Crude Corporation, now OTMC. Mr. Lande is also Chairman of Ocean Optique Distributors, Inc., a publically traded company (Nasdaq). Previously Mr. Lande has been active throughout his career in the investment banking business and has worked with and for several New York companies and Underwood Newhaus in Houston.

Robert Monroe. Mr. Monroe, age 62, is a Director of RTL Corporation, a privately-held construction and equipment services company. Previously Mr. Monroe has been a Director of more than 20 corporations, both public and private. Mr. Monroe has extensive experience in the international marine and aviation transportation business and the investment banking industry.

John Blocker. Mr. Blocker, age 75, previously served on the Board of Pride Petroleum, a New York Stock Exchange company, and Blocker International (Nasdaq). Mr. Blocker has spent his career in the oil industry with emphasis on petroleum services. Mr. Blocker was a regent at Texas A & M University and has established various scholarships for the university.

James Hagan. Mr. Hagan, age 62, is an attorney licensed to practice law in the State of California. He is a partner in Hagan, Saca & Hagan Law Corporation, of San Francisco, and Palo Alto, California. For the past thirty years, Mr. Hagan has been engaged in the practice of corporate and securities law in California.

Susan L. Penticoff. Ms. Penticoff, age 40, was previously employed by Acacia Crude Corporation. She currently serves as Treasurer and Assistant Secretary. She has actively worked in the oil and gas industry since 1982.

Family Relationships

         There are no family relationships among Directors, executive officers, or other persons employed by the Company.

Item 10.  Executive Compensation

         All out of pocket business expenses are paid through a corporate credit card. No other fringe benefits are associated with officers and Directors. The following discloses all compensation awarded to, earned by, or paid to the named officers and Directors for the year ending 1996.

                               Annual Compensation

       Name and Position                  Year             Salary
       C. A. Beane, President             1996             $71,000
       and CEO

       Susan L. Penticoff,                1996             $44,000
       Treasurer and
       Assistant Secretary

Stock Option Plan

         The Company adopted the 1996 Stock Option Plan (the "Plan") as of November 1, 1996. The Plan allows the Board of Directors to grant stock options up to a maximum of 600,000 shares of common stock. The exercise price for each share purchasable under the Plan shall not be less than 100% of the fair market value per share on the date the option is granted. No options were granted in 1996.

Employment Arrangements

         As of December 31, 1996 the Company has not entered into any employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of December 31, 1996, certain information with regard to beneficial ownership of outstanding shares of the Company's common stock by (i) each person known by the company to beneficially own five percent or more of the outstanding shares of the Company's common stock; (ii) each Director individually; and (iii) all executive officers and Directors of the Company as a group.

Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership(1)  Percent of Class

Beneficial Holders

Maurice Duncan                     528,516                     8.80%
4325 East 87th Street
Tulsa, OK 74137

Gupco Finanzaria, S.A.             528,562                     8.80%
c/o Heinrich Kohler
Favona S. A. Societe Fid 15-17,
Rue de la Cite BP 452
1211 Geneve 11, Switzerland

Officers and Directors

C. A. Beane (2)                    937,290                     15.62%
9145 Briar Forest
Houston, TX 77024

C. A. Beane, Trustee  (4)          528,516                     8.80%
FBO W. Guerry Bangert
1800 St. James Place, Suite 101
Houston, TX 77056

C. A. Beane, Trustee (4)           20,645                      *
FBO Tommy Fibich
1800 St. James Place, Suite 101
Houston, TX 77056

John R. Blocker (3)               103,226                      *
50 Briar Hollow, Suite 200
Houston, TX 77027

James R. Hagan (2)                214,851                      *
1585 Madrono Avenue
Palo Alto, CA 94306

Boland Machine and Mfg Co Inc(3)  495,484                      8.26%
288 St. Charles Avenue
New Orleans, LA 70130

Neil Lande (2)                    220,955                      *
4265 San Felipe, Suite 230
Houston, TX 77027

Neil Lande, Custodian (5)          26,425                      *
FBO Lynne Lande
4265 San Felipe, Suite 230
Houston, TX 77027

Neil Lande, Custodian (5)          26,425                      *
FBO Caroline Esses
4265 San Felipe, Suite 230
Houston, TX 77027

Neil Lande, Custodian (5)          26,425                      *
FBO Stephen Lande
4265 San Felipe, Suite 230
Houston, TX 77027

Neil Lande, Custodian (5)          26,425                      *
FBO Sara Lande
4265 San Felipe, Suite 230
Houston, TX 77027

Susan L. Penticoff (2)             49,548                      *
11802 Basilica
Houston, TX 77099

Carl Pfeiffer (3)                 214,710                      *
2112 Fulham Court
Houston, TX 77063

Bruce Withers (3)                 103,226                      *
1610 Woodstead Court, #130
The Woodlands, TX 77380

All Executive Officers          2,994,151                      49.9%
and Directors as a group
(8 persons)

*         Less than 5%.
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and dispositive power with respect to all securities owned by them.
(2)      Officer and Director
(3)      Director
(4)      C. A. Beane as Trustee has full voting power with these shares. Thus C.
         A. Beane has a total of 1,486,451 voting shares, or 24.77% ownership. This combined amount of C. A. Beane shares is included in the total of the Officers and Directors as a group.
(5) Neil Lande as Custodian has full voting power with these shares. Thus Neil Lande has a total of 326,655 voting shares, or 5.44% ownership. This combined amount of Neil Lande shares is included in the total of the Officers and Directors as a group.

Item 12.  Certain Relationships and Related Transactions

         None.

Item 13. Exhibits and Reports on Form 8-K

         (a.)  Exhibits

         Exhibit No.                Item

         1.1 Certificate of Amendment of Articles of Incorporation of Vida Medical Systems, Inc. dated November 1, 1996.

         1.2 Certificate of Amendment of Articles of Incorporation of Oasis Oil Corporation dated November 1, 1996.

         2.1 Agreement and Plan of Reorganization by and between Vida Medical Systems, Inc. and Oasis Oil Corporation dated September 29, 1996.

         4.1 Certificate of Determination of Preferences of Preferred Shares dated November 1, 1996.

         4.2                        Series A Preferred Stock
 .
         4.3                        Series A Preferred Stock Amendment

         4.4                        1996 Stock Option Plan dated November 1,
                                    1996.

         16.1                       Form 8-K Other events

         16.2                       Form 8-K Changes in Registrant's Certifying
                                    Accountant

         (b) Reports on Form 8-K

         On March 25, 1997 the Company filed with the Commission a Current Report on Form 8-K dated October 1, 1996, wherein it reported under Item 5 an Agreement and Plan of Reorganization by and between Vida Medical Systems, Inc., a Nevada corporation, and Oasis Oil Corporation, a Nevada corporation. No financial statements were included.

         On April 3, 1997, the Company filed with the Commission a Current Report on Form 8-K dated February 15, 1997, wherein it reported under Item 4 that the Company has engaged BDO Seidman, LLP as its independent accountants as of February 15, 1997. BDO Seidman, LLP will be conducting an audit of Oasis Oil Corporation for the year ending December 1996. No financial statements were included.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 1997.

OASIS OIL CORPORATION

By:       /S/   C. A. BEANE
         C. A. Beane
         President and CEO

By:       /S/   SUSAN L. PENTICOFF
         Susan L. Penticoff
         Treasurer and Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:       /S/   C. A. BEANE         President and CEO          April 14, 1997
         C. A. Beane

By:       /S/   NEIL LANDE          Executive Vice President   April 14, 1997
         Neil Lande                 and Director

By:       /S/   JAMES HAGAN         Secretary, and Director    April 14, 1997
         James Hagan

By:       /S/   BRUCE WITHERS       Director                   April 14, 1997
         Bruce Withers

By:       /S/   JOHN R. BLOCKER     Director                   April 14, 1997
         John R. Blocker

By:       /S/   ROBERT J. MONROE    Director                   April 14, 1997
         Robert J. Monroe

By:       /S/   CARL PFEIFFER       Director                   April 14, 1997
         Carl Pfeiffer