Form 10QSB
period 1997-03-31
OASIS OIL CORP
filed 1997-05-15
CIK 103501

U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended MARCH 31, 1997 or


[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to ________________.

                          Commission File Number 0-5833

                              OASIS OIL CORPORATION
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                          94-1713830
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              1800 ST. JAMES PLACE, SUITE 101. HOUSTON. TEXAS 77056
               (Address of principal executive office & zip code)

                                 (713) 627-8875
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                 Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class Of Equity                                 Outstanding
      ---------------                                 -----------
      Common Stock, $0.05 par value                         6,000,000

      Series A Preferred Stock, $1.00 par value                40,494

Transitional Small Business Disclosure Format (check one)   Yes [_]      No  [X]

                              OASIS OIL CORPORATION

                                      INDEX

                                                                           Page
PART 1. - FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet at March 31, 1997 and
               December 31, 1996.............................................4
            Consolidated Statement of Operations for the three
               months Ended March 31, 1997 and 1996..........................5
            Consolidated Statement of Cash Flows for the three
               months ended March 31, 1997 and 1996..........................6
            Condensed Notes to Consolidated Financial Statements...........7-8
Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................8-9

PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings...............................................10
Item 2.     Changes in Securities...........................................10
Item 3.     Defaults Upon Senior Securities.................................10
Item 4.     Submission of Matters to a Vote of Security Holders.............10
Item 5.     Other Information...............................................11
Item 6.     Exhibits and Reports on Form 8-K................................11

                              OASIS OIL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)

                                                   March 31,       December 31,
                                                      1997             1996
                                                  ------------     ------------
                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash .........................................    $         79     $        134
Accounts Receivable - trade ..................            1040             1522
Inventories ..................................              31               33
Prepaid Expenses .............................              54               59
                                                  ------------     ------------
      TOTAL CURRENT ASSETS ...................            1204             1748

PROPERTY AND EQUIPMENT
Property, equipment, and leasehold
  improvements, net ..........................             556              576
                                                  ------------     ------------
      TOTAL PROPERTY AND EQUIPMENT ...........             556              576

OTHER ASSETS
Deposits .....................................               5
Goodwill,net .................................             204              206
                                                  ------------     ------------
TOTAL OTHER ASSETS ...........................             209              206
                                                  ------------     ------------
TOTAL ASSETS .................................      $     1969           $ 2530
                                                  ------------     ------------
      LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes payable ................................    $        350     $        450
Accounts payable .............................            1113             1533
Accrued expenses .............................              25               13
Current maturities of long-term debt .........              23               21
                                                  ------------     ------------
      TOTAL CURRENT LIABILITIES ..............            1511             2017

Long-term debt, less current maturities ......              18               25
                                                  ------------     ------------
      TOTAL LIABILITIES ......................            1529             2042

STOCKHOLDERS' EQUITY
Preferred Stock, $1 par value,
   1,000,000 shares authorized ...............             405              405
Common Stock, $.05 par value,
   50,000,000 shares authorized ..............             300              300
Additional paid-in capital ...................              85               85
Deficit ......................................            (350)            (302)
                                                  ------------     ------------
      TOTAL STOCKHOLDERS' EQUITY .............             440              488
                                                  ------------     ------------
TOTAL LIABILITIES AND EQUITY .................          $ 1969           $ 2530
                                                  ------------     ------------

                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands of dollars)
                                   (Unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
Sales ....................................        $     3552         $     3703
Cost of sales ............................              3168               3363
                                                ------------       ------------
      Gross Margin .......................               384                340
                                                ------------       ------------
Operating expenses
   Selling ...............................                 5                 23
   General and administrative ............               407                341
                                                ------------       ------------
      Total operating expenses ...........               412                364
                                                ------------       ------------
      Net operating loss .................               (28)               (24)
                                                ------------       ------------
Other income (expense)
   Interest income .......................                                    4
   Interest expense ......................               (13)               (10)
   Loss on sale of fixed assets ..........
   Other .................................                (7)                (1)
                                                ------------       ------------
      Total other expenses, net ..........               (20)                (7)
                                                ------------       ------------
Net loss .................................      $        (48)      $        (31)
                                                ------------       ------------

                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                           Increase (decrease) in cash

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
Cash flows from operating activities:
   Net loss ......................................  $        (48)  $        (31)
   Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
      Depreciation and amortization ..............            33              6
      Changes in assets and liabilities:
          Accounts receivable ....................           482            (58)
          Inventories ............................             2              4
          Prepaid expenses .......................             5             34
          Other assets ...........................            (5)          (271)
          Accounts payable and accrued expenses ..          (408)          1638
                                                    ------------   ------------
      Net cash provided by operating activities ..            61           1322
                                                    ------------   ------------
Cash flows from investing activities:
   Purchases of fixed assets .....................           (11)          --
   Purchase of Oasis Oil Ltd. Co. ................          --            (1822)
                                                    ------------   ------------
      Net cash used in investing activities ......           (11)         (1822)
                                                    ------------   ------------
Cash flows from financing activities:
   Net borrowings on line of credit ..............          (100)           496
   Payments of long-term debt ....................            (5)            (1)
                                                    ------------   ------------
      Net cash provided by (used in)
        financing activities .....................          (105)           495
                                                    ------------   ------------
Net decrease in cash .............................           (55)            (5)
Cash, beginning of fiscal quarter ................           134              2
                                                    ------------   ------------
Cash, end of fiscal quarter ......................  $         79   $          7
                                                    ============   ============

                              OASIS OIL CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Business

      Oasis Oil Corporation (the "Company") is a Nevada corporation organized in 1955. The Company is principally engaged in the service of gathering, transportation and marketing of domestic crude oil. As a first purchaser of crude oil, the Company offers a complete division order and royalty disbursement service to its producer accounts.


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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

      During the first quarter of 1996 the Company purchased all of the assets of Oasis Oil Ltd. Co. For $2,576,088. The March 31, 1996 financial statements were the first statements available after the purchase. In conjunction with the acquisition, the purchase price allocation is as follows:

             Fair value of assets acquired:               Amount
                Accounts receivable .................  $      1,324
                Inventory ...........................            23
                Prepaid expenses ....................            76
                Fixed assets ........................           382
                Goodwill ............................            17
                                                       ------------
                                                               1822
             Cash received ..........................           552
                                                       ------------
                                                       $      2,374
                                                       ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Discussion

      During the first quarter of 1997 OTMC continued to operate its fleet and purchase crude oil in South Texas. For the fiscal quarter ending March 31, 1997, OTMC showed a net loss of $48,744 compared to a net loss of $31,000 for the same period last year. The loss in 1996 was due to unprofitable contracts, high overhead and the lack of proper blending facilities. Effective February 1, 1996 the Company purchased Oasis Oil Ltd., Co. Over the following 60 days the Company was able to turn around the operations by not renewing unprofitable contracts, tightening cost controls and maximizing blending opportunities. By the end of 1996 the Company had increased its gross profit margin by 4% due to blending operations and decreased its General and Administrative expenses by more than 1% overall. OTMC continued to be profitable going into 1997.

      January 1997 was profitable although sales were down slightly due to cold weather conditions. This drop in sales is typical during the winter months. February showed a slight loss of $5,003 which was also attributable to an increase in General and Administrative expenses, specifically legal and professional fees associated with our stock transfer agent.

      March 1997 was a difficult month due to OTMC being notified that they had delivered approximately 300 barrels of improper product into the purchasers pipeline. Once OTMC received this notification it was not possible for OTMC to use its local sales facilities which are owned by the purchaser. OTMC had to long haul most all of its crude oil purchases which increased driver payroll 25% and fuel costs increased by 53%. OTMC continues to strive to resolve this situation (see Plan of Operation). General and Administrative expenses have continued to remain high compared to last year due to legal and professional fees, specifically the cost of the audit for year end 1996.

Liquidity and Capital Resources

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

      At March 31, 1997, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.5% at March 31, 1997). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at March 31, 1997 were $350,000.

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

Plan of Operation

      The main objective of the Company is to market as many barrels of crude oil as possible and to increase sales through acquisitions. The Company has increased significantly the number of barrels which it markets since the acquisition of Oasis Oil Ltd., Co. and the Company continues to seek new sources of oil to transport. The Company is currently looking into several acquisitions to increase their marketing capabilities and to compliment their existing operations. Specifically, the Company is currently negotiating an asset purchase agreement with a crude oil marketing company. The merger of the two companies would greatly enhance the capabilities and profitability of both companies. The Company would have marketing opportunities that it has not had available before and the marketing company would have trucking capabilities that would enhance its net profit.

      The Company is also currently planning its expansion into the West Texas crude oil market. Several trucking contracts are now in the negotiation process. Management believes the expansion should be in effect by May 1, 1997

      To finance these acquisitions, the Company is evaluating various financing alternatives and is negotiating with several potential sources of financing. Until such acquisitions are made, management believes that its present sources of working capital from the line of credit and cash provided by operations are adequate.

                              OASIS OIL CORPORATION

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      At the end of February 1997, OTMC was notified by a major customer that OTMC had delivered approximately 300 barrels of improper product into the purchaser's pipeline. The customer has asserted that the product may have damaged it. OTMC is covered by a general liability insurance policy which provides for defense and indemnity for damages arising from negligence up to the aggregate amount of $2,000,000, subject to a deductible of $5,000. OTMC has notified the insurance company of the event described above and representatives of the insurance company have taken charge of the investigation. As a result of the insurance coverage, management does not anticipate that this event will result in a material loss to the Company. Currently, the investigation is on-going and there have been no claims filed against OTMC.

      It is the belief of management that the general liability policy of OTMC is adequate. OTMC has stringent policies with regard to product quality control and operating procedures. When a problem does occur, OTMC attempts to discover, isolate, and correct it quickly thus to minimize any adverse effects.

Item 2.  Changes in Securities.

      No securities of the registrant have been materially modified.

      No securities of the registrant have been materially limited.

Item 3.  Defaults Upon Senior Securities.

      The registrant has no outstanding senior debt securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

      The registrant held no meeting of its security holders during the first quarter of 1997. During this period, the stock of the registrant has not traded.

      No directors have been elected by a vote of the registrant's securities holders.

      No matter has been voted upon by the registrant's securities holders.

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      Exhibits.  None.

      Reports on Form 8-K. A Form 8-K was filed by the registrant during this quarter. The 8-K indicated a change in the registrant's certifying accountant. The Company engaged BDO Seidman, LLP as its independent accountants as of February 15, 1997. BDO Seidman, LLP conducted an audit of Oasis Oil Corporation for the period of March 1995 through December 1996.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       OASIS OIL CORPORATION
            (Registrant)

Date:       MAY 15, 1997                   /s/ C. A. BEANE
                                               C. A. Beane, President