Form 10-Q
period 1997-06-30
OASIS OIL CORP
filed 1997-08-19
CIK 103501

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997 Or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                   to                  .

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

            1800 ST. JAMES PLACE, SUITE 101, HOUSTON, TEXAS 77056
              (Address of principal executive office & zip code)

                                (713) 627-8875
                         (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                              Yes [X]      No [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                              Yes [ ]      No [ ]

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

Transitional Small Business Disclosure Format (check one)    Yes [ ]   No [ ]

                            OASIS OIL CORPORATION

                                    INDEX

                                                                          Page

PART I.  -  FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet at June 30, 1997......................4
            Consolidated Statement of Operations for the three
               months ended June 30, 1997 and 1996...........................5
            Consolidated Statement of Operations for the six
               months ended June 30, 1997 and 1996...........................6
            Consolidated Statement of Cash Flows for the
               Six months ended June 30, 1997 and 1996.......................7
            Condensed Notes of Consolidated Financial Statements...........8-9
Item 2.     Management's Discussion and Analysis of Financial
               condition and Results of Operations........................9-10

PART II.  -  OTHER INFORMATION

Item 1.     Legal Proceedings...............................................11
Item 2.     Changes in Securities...........................................11
Item 3.     Defaults Upon Senior Securities.................................11
Item 4.     Submission of Matters to a Vote of Security Holders.............11
Item 5.     Other Information...............................................12
Item 6.     Exhibits and Reports on Form 8-K................................12

                            OASIS OIL CORPORATION

                          CONSOLIDATED BALANCE SHEET
                          (In thousands of dollars)

                                                                        At
                                                                   June 30, 1997
                                                                   -------------
      ASSETS                                                        (Unaudited)

CURRENT ASSETS
Cash ............................................................      $  64
Accounts Receivable - trade .....................................        501
Inventories .....................................................          9
Prepaid Expenses ................................................         33
                                                                      ------
      TOTAL CURRENT ASSETS ......................................        607

PROPERTY AND EQUIPMENT
Property, equipment, and leasehold improvements, net ............        528
                                                                      ------
      TOTAL PROPERTY AND EQUIPMENT ..............................        528

OTHER ASSETS
Deposits ........................................................          7
Goodwill, net ...................................................        198
                                                                      ------
      TOTAL OTHER ASSETS ........................................        205
                                                                      ------
TOTAL ASSETS ....................................................     $ 1340
                                                                      ======
      LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes payable ...................................................      $ 445
Accounts payable ................................................        699
Accrued expenses ................................................         11
Current maturities of long-term debt ............................         21
                                                                      ------
      TOTAL CURRENT LIABILITIES .................................       1176

Long-term debt, less current maturities .........................         14
                                                                      ------
      TOTAL LIABILITIES .........................................       1190

STOCKHOLDERS' EQUITY
Preferred Stock, $1 par value, 1,000,000 shares authorized ......        405
Common Stock, $0.05 par value, 50,000,000 shares ................        300
   authorized
Additional paid-in capital ......................................         85
Deficit .........................................................       (640)
                                                                      ------
      TOTAL STOCKHOLDERS' EQUITY ................................        150
                                                                      ------
TOTAL LIABILITIES AND EQUITY ....................................     $ 1340
                                                                      ======

                            OASIS OIL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands of dollars)
                                 (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                            1997           1996
                                                           -----          -----
Sales ............................................        $ 2284         $ 3089

Cost of Sales ....................................          1947           2642
                                                           -----          -----
      Gross Margin ...............................           337            447
                                                           -----          -----
Operating expenses
   Selling .......................................            15             17
   General and administrative ....................           601            373
                                                           -----          -----
      Total operating expenses ...................           616            390
                                                           -----          -----
      Net operating loss .........................          (279)            57
                                                           -----          -----
Other income (expense)
   Interest income ...............................          --             --
   Interest expense ..............................           (11)           (20)
   Loss on sale of fixed assets ..................          --             --
   Other .........................................          --             --
                                                           -----          -----
      Total other expenses, net ..................           (11)           (17)
                                                           -----          -----
Net Loss .........................................         $(290)         $  40
                                                           =====          =====

                            OASIS OIL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands of dollars)
                                 (Unaudited)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                           1997           1996
                                                           -----          -----
Sales ............................................        $ 5836         $ 6792

Cost of Sales ....................................          5114           6044
                                                           -----          -----
      Gross Margin ...............................           722            748
                                                           -----          -----
Operating expenses
   Selling .......................................            20             40
   General and administrative ....................          1020            713
                                                           -----          -----
      Total operating expenses ...................          1040            753
                                                           -----          -----
      Net operating loss .........................          (318)            (5)
                                                           -----          -----
Other income (expense)
   Interest income ...............................          --                4
   Interest expense ..............................           (25)           (31)
   Loss on sale of fixed assets ..................          --              (12)
   Other .........................................             3             15
                                                           -----          -----
      Total other expenses, net ..................           (22)           (24)
                                                           -----          -----
Net Loss .........................................         $(340)         $ (29)
                                                           =====          =====

                            OASIS OIL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                 (Unaudited)

                         Increase (decrease) in cash

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                 --------------
                                                                  1997     1996
                                                                 -----    -----
Cash flows from operating activities:
   Net loss ..................................................   $(340)   $ (29)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities: ...................................      66      109
      Depreciation and amortization
      Changes in assets and liabilities
         Accounts receivable .................................    1022      (54)
         Inventories .........................................      24       (1)
         Prepaid expenses ....................................      26      127
         Other assets ........................................      (7)      (5)
         Accounts payable and accrued expenses ...............    (833)    1448
                                                                 -----    -----
      Net cash provided by (used in) operating activities ....     (42)    1595
                                                                 -----    -----
Cash flows from investing activities:
   Purchases of fixed assets .................................     (11)    (117)
   Purchase of Oasis Oil Ltd. Co. ............................    --      (2024)
                                                                 -----    -----
      Net cash used in investing activities ..................     (11)   (2141)
                                                                 -----    -----
Cash flows from financing activities:
   Net borrowings on line of credit ..........................     (17)     419
   Issuance of common stock ..................................    --        259
   Payments of long-term debt ................................    --       --
                                                                 -----    -----
      Net cash provided by (used in) financing activities ....     (17)     678
                                                                 -----    -----
Net decrease in cash .........................................     (70)     132
Cash, beginning of fiscal quarter ............................     134        2
                                                                 -----    -----
Cash, end of fiscal quarter ..................................   $  64    $ 134
                                                                 =====    =====

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Oasis Transportation and Marketing Corporation
(OTMC). All significant intercompany accounts and transactions have been eliminated.

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

Goodwill

      Goodwill is amortized on the straight-line method over fifteen years. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which goodwill relates in order to ensure that the carrying value of good will has not been impaired.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

      During the first half of 1997 the Company considered an asset acquisition to increase its marketing capabilities. After the Company completed its due diligence, including an audit of the prospective acquisition, the decision was made by the Board of Directors not to make the asset purchase. In conjunction with the due diligence and negotiations the following non-reoccurring expenses were incurred, and have been included in the general and administrative costs for the second quarter 1997:

                  Legal expense ..........  $ 75,000
                  Auditing expense .......  $ 30,000
                  Travel expense .........  $  8,524
                                            --------
                                            $113,524

      On May 1, 1997 the Company entered into a contract to haul 700 barrels of crude oil per day in West Texas, effective immediately. As a result, during the second quarter the Company was involved in expanding and moving its equipment to West Texas. The Company incurred the following non-reoccurring expenses which have been included in the general and administrative costs.

                  Moving expenses ........  $  6,000

There will be additional non-reoccurring expenses during the third quarter as the move to West Texas is completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Discussion

      During the second quarter of 1997 OTMC continued to operate in South Texas and began operations in West Texas. For the quarter ending June 30, 1997, OTMC incurred a net loss of $290,000 compared to a net profit of $40,000 for the same period of the prior year. The Company retained its gross profit margin of 15% for the second quarter 1997 but had moving and non-reoccurring expenses and operating expenses, that resulted in a substantial loss.

      In March 1997 OTMC was notified that it had delivered approximately 300 barrels of improper product into a purchaser's pipeline. Once OTMC received this notification it was not possible for OTMC to use its local sales facilities which are owned by the purchaser. OTMC had to long haul most all of its crude oil purchases which increased overall trucking expenses by 11% compared to the same period of 1996. General field expenses, which include supervisors and support personnel, increased by 38% over the same period of 1996, due mainly to additional supervisory needs during the long haul of crude oil and the expansion taking place in West Texas. The non-reoccurring expenses associated with the expansion and potential acquisition are directly related to 41% of the loss incurred during the second quarter of 1997.

Liquidity and Capital Resources

      The Company's sales and purchase contracts are all based upon the posted price of crude oil which reduces the effect of normal price fluctuations because it is considered a widely traded commodity. The Company transports and markets approximately 60,000 barrels of crude oil per month. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll and fuel). These variable expenses are directly related to the number of barrels transported and distance traveled.

      At June 30, 1997, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.5% at June 30, 1997). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at June 30, 1997 were $445,000.

      The Company anticipates that its future operating needs will be satisfied from operations which are expected to generate positive cash flows, and from time to time the company may seek to borrow funds for actual or anticipated funding needs,

      From time to time in recent years, there has been an oversupply of crude oil in the marketplace. This in turn has led to a reduced level of prices for crude oil. There is a high degree of uncertainty regarding the future market price for crude oil. Historically, however, demand for crude oil has been in balance with readily available supplies, and OTMC believes the long-term prospects for the oil industry continue to be good.

      To finance its expansion, the Company plans to raise a minimum of $250,000 in additional capital during the third quarter of 1997. The Company is also evaluating various financing alternatives and is negotiating with several potential sources of financing.

Plan of Operation

      The main objective of the Company is to transport and market as many barrels of crude oil as possible. During the second quarter of 1997 the Company expanded into the West Texas market. Its initial contract was to haul 700 barrels per day. The Company has hired an experienced oil marketer and purchaser to acquire new customers and opportunities. The Company will enter into new contracts in West Texas during the third quarter of 1997 which will increase its sales. Before the end of the third quarter the Company expects to be transporting approximately 3,000 barrels per day.

      The crude oil that the Company was transporting in South Texas has been turned over to another transport company, effective June 1, 1997. The Company will be paid a small commission for that South Texas crude oil and is not liable for the hauling, marketing, or sales of the barrels.

                            OASIS OIL CORPORATION

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      At the end of February 1997, OTMC was notified by a major customer that OTMC had delivered approximately 300 barrels of improper product into the purchaser's pipeline. The customer has asserted that the product may have damaged it. OTMC is covered by a general liability insurance policy which provides for defense and indemnity for damages arising from negligence up to the aggregate amount of $2,000,000, subject to a deductible of $10,000. OTMC has notified the insurance company of the event described above and representatives of the insurance company have taken charge of the investigation. In June 1997 the customer made a formal settlement demand to the insurance company. Currently, the investigation is on-going and in the hands of the insurance company. As a result of the insurance coverage, management does not anticipate that this event will result in a material loss to the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      The registrant held no meeting of its security holders during the second quarter of 1997. During this period, the stock of the registrant has not traded.

      No directors have been elected by a vote of the registrant's securities holders.

      No matter has been voted upon by the registrant's securities holders.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits.  None.

      Reports on Form 8-K.  None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            OASIS OIL CORPORATION
                  (Registrant)

Date: August 19, 1997                  By: /s/ C. A. BEANE
                                               C. A. Beane, President