Form 10QSB
period 1997-09-30
OASIS OIL CORP
filed 1997-11-14
CIK 103501

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 1997 Or _______________.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to _________________.

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      CLASS OF EQUITY                                       OUTSTANDING

      Common Stock, $0.05 par value                          6,000,000

      Series B Preferred Stock, $1.00 par value                 63,294

Transitional Small Business Disclosure Format (check one)   Yes [ ]    No  [ ]

                            OASIS OIL CORPORATION


                                    INDEX

                                                                          Page

PART I.  -  FINANCIAL INFORMATION

Item 1.     Financial Statements
            Consolidated Balance Sheet at September 30, 1997.................4
            Consolidated Statement of Operations for the three
               months ended September 30, 1997 and 1996......................5
            Consolidated Statement of Operations for the nine
               months ended September 30, 1997 and 1996......................6
            Consolidated Statement of Cash Flows for the
               nine months ended September 30, 1997 and 1996.................7
            Condensed Notes of Consolidated Financial Statements...........8-9
Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................9-11

PART II.  -  OTHER INFORMATION

Item 1.     Legal Proceedings...............................................12
Item 2.     Changes in Securities...........................................12
Item 3.     Defaults Upon Senior Securities.................................12
Item 4.     Submission of Matters to a Vote of Security Holders.............12
Item 5.     Other Information...............................................12
Item 6.     Exhibits and Reports on Form 8-K................................12

                              OASIS OIL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            (In thousands of dollars)

                                                                      At
                                                             SEPTEMBER 30, 1997
                                                             ------------------
      ASSETS                                                    (Unaudited)

CURRENT ASSETS
Cash ..........................................................   $ 109
Accounts Receivable - trade ...................................    1684
Inventories ...................................................      10
Prepaid Expenses ..............................................      36
                                                                  -----
           TOTAL CURRENT ASSETS ...............................    1839

PROPERTY AND EQUIPMENT
Property, equipment, and leasehold improvements, net ..........     731
                                                                  -----
           TOTAL PROPERTY AND EQUIPMENT .......................     731

OTHER ASSETS
Deposits ......................................................       6
Goodwill, net .................................................     195
                                                                  -----
           TOTAL OTHER ASSETS .................................     201
                                                                  -----
TOTAL ASSETS ..................................................   $2771
                                                                  =====
           LIABILITIES AND EQUITY

CURRENT LIABILITIES
Notes payable ................................................... $ 564
Accounts payable ................................................  1894
Accrued expenses ................................................    43
Current maturities of long-term debt ............................   138
                                                                  -----
           TOTAL CURRENT LIABILITIES ............................  2639

Long-term debt, less current maturities .........................    37
                                                                  -----
           TOTAL LIABILITIES ....................................  2676

STOCKHOLDERS' EQUITY
Preferred Stock, $1 par value, 1,000,000 shares authorized ......   633
Common Stock, $0.05 par value, 50,000,000 shares ................   300
   authorized
Additional paid-in capital ......................................    85
Deficit .........................................................  (923)
                                                                  -----
           TOTAL STOCKHOLDERS' EQUITY ...........................    95
                                                                  -----
TOTAL LIABILITIES AND EQUITY .................................... $2771
                                                                  =====

                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands of dollars)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997          1996
                                                          -------       -------
Sales ..............................................      $  3879       $  3349

Cost of Sales ......................................         3699          2838
                                                          -------       -------
           Gross Margin ............................          180           511
                                                          -------       -------
Operating expenses
   Selling .........................................           37            17
   General and administrative ......................          409           426
                                                          -------       -------
           Total operating expenses ................          446           443
                                                          -------       -------
           Net operating income (loss) .............         (266)           68
                                                          -------       -------
Other income (expense)
   Interest income .................................         --            --
   Interest expense ................................          (15)          (20)
   Loss on sale of fixed assets ....................           (1)         --
   Other ...........................................         --            --
                                                          -------       -------
           Total other expenses, net ...............          (16)          (20)
                                                          -------       -------
Net income (loss) ..................................        $(282)        $  48
                                                          =======       =======

                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands of dollars)
                                   (Unaudited)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                             1997         1996
                                                          --------      -------
Sales ...............................................     $   9715      $ 10141

Cost of Sales .......................................         8814         8882
                                                          --------      -------
           Gross Margin .............................          901         1259
                                                          --------      -------
Operating expenses
   Selling ..........................................           57           57
   General and administrative .......................         1431         1134
                                                          --------      -------
           Total operating expenses .................         1488         1191
                                                          --------      -------
           Net operating income (loss) ..............         (587)          68
                                                          --------      -------
Other income (expense)
   Interest income ..................................         --              4
   Interest expense .................................          (39)         (56)
   Loss on sale of fixed assets .....................         --            (12)
   Other ............................................            4           15
                                                          --------      -------
           Total other expenses, net ................          (35)         (49)
                                                          --------      -------
Net income (loss) ...................................     $   (622)     $    19
                                                          ========      =======

                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                           Increase (decrease) in cash


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                --------------
                                                                 1997     1996
                                                                -----    -----
Cash flows from operating activities:
   Net income (loss) .........................................  $(622)   $  19
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities: ...................................    104      144
           Depreciation and amortization
           Changes in assets and liabilities
              Accounts receivable ............................   (162)     235
              Inventories ....................................     23        3
              Prepaid expenses ...............................     23       85
              Other assets ...................................     (6)      (5)
              Accounts payable and accrued expenses ..........    393     1106
                                                                -----    -----
           Net cash provided by (used in) operating activities   (247)    1587
                                                                -----    -----

Cash flows from investing activities:
   Purchases of fixed assets .................................   (249)    (151)
   Purchase of Oasis Oil Ltd. Co. ............................   --      (2024)
                                                                -----    -----
           Net cash used in investing activities .............   (249)   (2175)
                                                                -----    -----

Cash flows from financing activities:
   Net borrowings on line of credit ..........................    243      421
   Issuance of common stock ..................................   --        259
   Issuance of preferred stock ...............................    228        9
                                                                -----    -----
           Net cash provided by financing activities .........    471      689
                                                                -----    -----

Net increase (decrease) in cash ..............................    (25)     101
Cash, beginning of year ......................................    134        2
                                                                -----    -----
Cash, end of period ..........................................  $ 109    $ 103
                                                                =====    =====

                            OASIS OIL CORPORATION

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Business

      Oasis Oil Corporation (the "Company") is a Nevada corporation organized in 1955. The Company is principally engaged in the service of gathering, transporting and marketing of domestic crude oil. As a first purchaser of crude oil, the Company offers a complete division order and royalty disbursement service to its producer accounts. As a transporter of crude oil, the Company offers transport services to its customers including major oil companies.

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

      During the third quarter of 1997, OTMC focused on its expansion in West Texas. At this time OTMC fully set up its truck terminal, built new sales stations and moved most of its assets from South Texas. OTMC had equipment moving expenses in the third quarter in the amount of $9,423. Additional equipment moving expenses will be incurred during the fourth quarter of 1997 as the rest of the equipment is being transferred. These expenses are considered non-reoccurring expenses on the books of OTMC.

      The Company has looked into several asset acquisitions during 1997 to increase its marketing capabilities and sales opportunities, but so far nothing has fully met the criteria the Company is looking for. During the third quarter of 1997, in conjunction with the due diligence involved in considering any asset acquisition, the Company incurred $2,395 in professional fees. These expenses are considered non-reoccurring expenses on the books of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Discussion

      During the second and third quarters of 1997, the Company moved its operations from South Texas to West Texas. As a temporary result, expenses increased and revenues decreased resulting in losses.

      During the third quarter of 1997, OTMC was operating in West Texas exclusively. Barrels of crude oil purchased by OTMC in South Texas were handled through a contract between OTMC and another crude oil transporter. Marketing efforts in West Texas were focused on acquiring customers and expanding the business. Toward the end of the third quarter, OTMC entered into several new contracts, most of which became effective at the beginning of the fourth quarter of 1997. For the quarter ending September 30, 1997, OTMC incurred a net loss of $281,580 compared to a net profit of $47,519 for the same period of the prior year. The loss in the third quarter was slightly less than the loss in the second quarter of 1997. During the quarter ending September 30, 1997, OTMC purchased and/or transported 155,000 barrels of crude oil, almost the same as in the third quarter of the prior year. Management believes that, although the move to West Texas has resulted in losses, in the long-term, operations in West Texas will grow more rapidly and be more profitable than operations in South Texas.

      The gross profit margin for West Texas crude oil is smaller than for South Texas crude oil, but more crude oil is available for the business of the Company. Trucking expenses decreased by 18% compared to the same period of 1996, while general and administrative expenses increased by about the same percentage. The increase in general and administrative costs has been necessary due to the buildup of business for the fourth quarter of 1997. General and administrative costs are expected to remain essentially constant through the end of 1997 and trucking expenses are expected to increase in proportion to the increase in crude oil transported.

      From time to time in recent years, the price of crude oil has fluctuated. There is therefore uncertainty regarding the future market price for crude oil. However, demand for crude oil has been generally in balance with available supplies, and OTMC believes the long-term prospects for the crude oil industry continue to be good.

Liquidity and Capital Resources

      OTMC's sales and purchase contracts are based upon the posted price of crude oil which reduces the effect of normal price fluctuations. Most of OTMC's expenses are fixed except for crude oil purchases and field expenses (drivers payroll and fuel). These variable expenses are directly related to the number of barrels of crude oil transported and the distance traveled.

      At September 30, 1997, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible accounts receivables and is due on demand. The credit agreement bears interest at the prime rate plus 1.25% (9.5% at September 30, 1997). The line of credit is collateralized by certain accounts receivables. Borrowings under this agreement at September 30, 1997, were $200,000.

      During the third quarter of 1997, to finance its expansion and provide working capital, the Company entered into a loan by a private lender, collateralized by the assets of the Company, and sold and issued Series B Preferred Stock.

      In July 1997, the Board of Directors approved the sale of Series B Preferred Stock. This sale generated an additional $232,000 in working capital. All Series A Preferred Stock, was converted to Series B Preferred Stock. Series B Preferred Stock accumulates dividends at the simple rate of 14% per annum, has a preference on liquidation, is convertable into common stock, and has voting rights.

      On August 18, 1997, the Board of Directors approved a loan by a private lender in the amount of $500,000. The interest rate is 10.75% simple interest with repayment over forty-two (42) months. The loan is collateralized by the Company's assets. The first $200,000 of the loan was used to pay off leases on ten (10) trucks, and the cost of those trucks was then capitalized.

      OTMC anticipates that its future capital will be provided from operations, and from time to time the company may seek to borrow funds for actual or anticipated working capital.

Plan of Operation

      The main objective of the Company is to transport and market as many barrels of crude oil as possible. In the past, the Company operated in South Texas. However, there is more opportunity for the Company's business in West Texas than in South Texas. Accordingly, in order to maximize its long-term potential, the Company conceived and executed a plan to move its operations to West Texas. During the second quarter of 1997, the Company moved its operations from South Texas to West Texas. During the third quarter of 1997, the Company completed the move, including the movement of most of its equipment. OTMC hired an experienced oil marketer and purchaser to acquire new customers and opportunities in West Texas. The crude oil that OTMC was transporting in South Texas was contracted to another transport company, effective June 1, 1997. OTMC is being paid a small commission for that South Texas crude oil and is not liable for hauling, marketing, or sale thereof. As a temporary result of the move from South Texas to West Texas, monthly expenses increased and monthly revenues declined, resulting in losses. OTMC entered into new contracts in West Texas during the third quarter of 1997 and has signed additional new contracts effective the fourth quarter. As a result, the Company expects revenues to increase in the fourth quarter of 1997.

                            OASIS OIL CORPORATION

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      At the end of February 1997, OTMC was notified by a major customer that OTMC had delivered approximately 300 barrels of improper product into the purchaser's pipeline. The customer has asserted that the product may have damaged it and has filed a lawsuit against the Company seeking an unspecified amount of damages. OTMC is covered by a general liability insurance policy which provides for defense and indemnity for damages arising from negligence up to the aggregate amount of $2,000,000, subject to a deductible of $10,000. OTMC notified the insurance company of the event described above and representatives of the insurance company have responded to the lawsuit. As a result of the insurance coverage, management does not anticipate that this lawsuit will result in a material loss to the Company.


Item 2.  Changes in Securities.

      No securities of the registrant have been materially modified.

      No securities of the registrant have been materially limited.

Item 3.  Defaults Upon Senior Securities.

      The registrant has no outstanding senior debt securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

      The registrant held no meeting of its security holders during the third quarter of 1997. During this period, the stock of the registrant has not traded.

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


            OASIS OIL CORPORATION
                  (REGISTRANT)



      Date:_____________________          By: /S/ C. A. BEANE
                                                  C. A. Beane, President