Form 10KSB
period 1998-12-31
OASIS OIL CORP
filed 1999-08-17
CIK 103501

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                             FORM 10-KSB

    X    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  -----
      	SECURITIES EXCHANGE ACT OF 1934

            For Fiscal Year ended December 31, 1998

                               OR

      	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
 ------
            SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from ______ to ________.

                   Commission File Number 0-5833

                           OASIS OIL CORPORATION
                           ----------------------
               (Name of Small Business Issuer in its charter)

              Issuer's Former Name:  VIDA Medical Systems, Inc.

      	Nevada	                  					94-1713830
      ------                         ----------
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)				 Identification No.)

           1800 St. James Place, Suite 101.  Houston.  Texas 77056
          --------------------------------------------------------
                 (Address of principal executive offices)

                Issuer's telephone number:  (713) 627-8875


           Securities registered under Section 12 (g) of the Act:

	Title of each class		                      			Name of each exchange
                           			                		on which registered
	--------------------                            --------------------
   Common Stock, $0.05 Par Value		                     		None

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.     Yes
______  No ______

	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

	State issuer's revenues for its most recent fiscal year. $38,019,931

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Unknown. The issuer's voting stock has not been actively traded since 1975. There is presently no known value for the issuer's voting stock.

Documents Incorporated By Reference: None



Transitional Small Business Disclosure Format (check one):

	Yes       No  X
     ----     ---


                                   INDEX TO FORM 10-KSB
                                           of
                                   OASIS OIL CORPORATION

                                                                  PAGE NO.
                                                                  --------
PART I
	Item 1. 	Description of Business		      	                       	   4
	Item 2.	 Description of Property        		                          6
	Item 3.  Legal Proceedings					                                	    6
	Item 4.  Submission of Matters to a Vote of
                  Security Holders                                   7

PART II
	Item 5.    Market for Common Equity and Related
                 Stockholder Matters		                               7
	Item 6.    Management's Discussion and Analysis
                 or Plan of Operation                                8
	Item 7.    Financial Statements	                                   10
	Item 8.    Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                               10

PART III
	Item 9. 	Directors, Executive Officers, Promoters and
       			Control Persons; Compliance With Section
 		      	16(a) of the Exchange Act                                 11
	Item 10.	Executive Compensation				                             	  12
	Item 11.	Security Ownership of Certain Beneficial
          Owners and Management                                     13
	Item 12.	Certain Relationships and Related Transactions	           14
	Item 13.	Exhibits and Reports on Form 8-K			                       15

Forward Looking Statements

	This form 10-KSB for the year ended December 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends", "expect", "plans", "estimates", "anticipated", or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services, (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition,
(iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART 1

Item 1.   Description of Business

Business

	Oasis Oil Corporation (the "Company"), formerly Vida Medical Systems, Inc., is a Nevada corporation organized in 1955. The Company was principally engaged in the service of gathering, transporting and marketing of domestic crude oil through its wholly owned subsidiary, Oasis Transportation and Marketing Corporation ("OTMC"). As a first purchaser of crude oil, the Company offered a complete division order and royalty disbursement service to its producer accounts.

Sale of OTMC

	Effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. The
Company received $350,000 in cash and a note receivable for $1,500,000. The note receivable has no stated interest rate, is due in monthly installments of $45,000 as defined in the agreement and the installments are payable starting in May 1999. All amounts that remain unpaid after 24 months are due April 30, 2001.

Crude Oil Marketing

	OTMC purchased crude oil at the wellhead and provided transportation to refiners and other customers. Crude oil acquired at the well head was transported by truck, with activity primarily concentrated on properties located in West Texas and Eastern New Mexico. Crude oil purchased at the wellhead averaged approximately 7630 barrels per day. As part of its crude oil marketing business, OTMC operated 16 tractor-trailer rigs and maintained 6 pipeline injection stations, within the states of Texas and New Mexico.

	Crude oil was generally purchased at field posted prices that fluctuated with market conditions. The crude oil was transported and either sold outright at the field level or OTMC entered into buy-sell arrangements (trades) in order to minimize transportation or to maximize the sales prices. Except in certain limited situations where back-to-back fixed price trades were in place, the contract price was also pegged to a posted price that fluctuated with market conditions, thus reducing OTMC's loss exposure from sudden changes in crude oil prices. A key element of OTMC's profitability was the differential between market prices at the field level and the various trade points. Such price differentials would vary with local supply and demand conditions and unforeseen fluctuations in price differentials impacted OTMC's financial results in either a favorable or a unfavorable manner. While OTMC`s policies were designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remained.

Tractor-Trailer Transportation

	OTMC transported crude oil on a contractual basis in West Texas and New Mexico. Transportation services were provided under short-term contracts.

	OTMC operated 16 tractors and 16 tank trailers and also operated a truck terminal in Odessa, Texas. It was situated on 9 acres and included maintenance facilities, storage facilities and an office building.

Competition

	In all phases of its operations, OTMC encountered strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which were available to OTMC. OTMC faced competition principally in pricing and in the quality of service. OTMC competed with integrated oil companies that in some cases own or control a
majority of their own refining and marketing facilities.   These major oil
companies may offer their products to others on more favorable terms than those which were available to OTMC. OTMC was a minor competitor in all the businesses in which it has operations.

Major Customers

	The Company had sales to two customers that represented 61% and 32% of total sales in 1998, respectively. At December 31, 1998, accounts receivable from these customers totaled $1,087,983 and $959,009 respectively.

Employees

	At December 31, 1998, the Company and OTMC employed 26 full-time persons, 18 of who were employed in the marketing and transportation operations of crude oil and petroleum products, and 8 of whom were employed in administrative capacities. There were no employees represented by any union organization. Management believed its employee relations were satisfactory. Currently the Company has three active employees.

Environmental Compliance and Regulation

	OTMC's tractor-trailer operations were conducted pursuant to authority of the United States Department of Transportation and various State regulatory authorities. OTMC's transportation operations were also conducted in accordance with various laws relating to pollution and environmental control. OTMC was subject to numerous federal, state and local environmental laws and regulations, as well as associated permitting and licensing requirements. OTMC regarded compliance with applicable environmental regulations as a critical component of its overall operation, and devoted significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting OTMC's facilities from damage. Management believes OTMC had obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. OTMC had, where appropriate, implemented operating procedures and each of its facilities is designed to assure compliance with environmental laws and regulations, given the nature of its business, OTMC remains subject to environmental risks.

Item 2.  Description of Property

	The Company maintains its executive offices at 1800 St. James Place, Suite 101, Houston, Texas 77056, where it leases approximately 5,100 square feet of office space pursuant to a three year lease, which expires October, 1999, at a monthly rental of $4,561.

	Beginning August 1, 1998, the Company sublet 2,157 square feet of its office space located at 1800 St. James, Suite 101, in Houston, Texas. The sublease calls for monthly rental payments of $1,898 plus a portion of operating costs associated with the subleased area. The sublease's expiration date coincides with the termination of the primary lease on October 31, 1999.

	OTMC maintained its primary terminal facility where it leased 9 acres that included a small frame office building and a metal truck maintenance building large enough to garage and repair four tractor-trailer rigs at one time. This facility was leased pursuant to a one year lease for $1,500 per month, which expired June 1998, and was then operating on a month to month basis until OTMC was sold in March 1999.

	The Company believes that its facilities are adequate for its current and reasonably foreseeable future needs, are adequately insured and are in good operating condition.

Item 3.  Legal Proceedings

	In 1996, a major customer notified the Company that the Company delivered an improper product into their pipeline that subsequently damaged their refinery. The customer filed a lawsuit in the 347th Judicial District Court in Nueces County, Texas asserting damages in the amount of $1,000,000. The
Company is covered by a general liability insurance policy that provides for defense and indemnity for damages arising from negligence up to $1,000,000 per occurrence and an aggregate amount of $2,000,000. The policy is subject to a deductible of $10,000. The Company notified the insurance company of the event described above and paid the deductible amount. Representatives of the insurance company took charge of the defense of the case and in April 1999, the case was settled for $700,000 paid by the insurance company. The Company's total out-of-pocket cost was the $10,000 deductible.

Item 4.  Submission of Matters to a Vote of Security Holders.

	No matters were placed before the stockholders of the Company for consideration.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

	The Company's common stock is not currently traded on any public trading market. The number of holders of record of the Company's common stock is 3,957.

Dividends

	The Company has not paid and does not anticipate paying any dividends on its Common Stock in the foreseeable future, but instead intends to retain all working capital and earnings, if any, for use in the Company's business operations, payment of dividends on preferred stock, and in the expansion of its business.

Preferred Stock

	On June 21, 1997, the Company authorized 150,000 shares of Series B Preferred stock with a $1 par value as defined in the agreement. During the year ended December 31, 1997, the Company issued 23,200 shares of Series B Preferred stock for a total of $232,000 in cash in a private placement. The Series B Preferred stock pays dividends at 14% per year and has certain liquidation preferences. At the option of the Series B holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) the price at which the Company sells, issues or agrees to issue common stock during the conversion period; or (b) $2.00 per share. While outstanding, the preferred stock has voting privileges as if it had been converted at the conversion price of $2.00 per share. In addition, at any time subject to the conversion rights, the Company may redeem the Series B shares at the face value plus accrued dividends. If the Company conducts a registered public offering of its stock, it may require conversion of its Series B preferred stock.

Common Stock

	During 1998, the Company issued 1,000,000 shares of its common stock to a shareholder in exchange for a note receivable.

	In association with an oil purchase agreement, the Company issued 100,000 shares of its common stock during 1997 totaling $200,000. The agreement specifies that the Company purchase 1,000,000 barrels of oil during a time period of approximately one year. The Company recorded these charges as prepaid expenses and is amortizing them as the purchase agreement is fulfilled.

   As of December 31, 1997, the Company had purchased 277,484 barrels of oil and accordingly, the Company has charged $55,497 to cost of sales leaving a prepaid balance of $144,503 at December 31, 1997. During 1998, the Company fulfilled its purchase obligation under the agreement and expensed the remaining prepaid balance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

	Since February 1996, The Company was principally engaged in the service of gathering, transporting and marketing of domestic crude oil through its wholly owned subsidiary, OTMC. As a first purchaser of crude oil, the Company offered a complete division order and royalty disbursement service to its producer accounts. During this period the Company sustained substantial operating losses and effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. Management believes the proceeds from the sale of OTMC is sufficient to cover the overhead of the existing Company, and the credit facility due November 6, 1999 will be renewed through the bank or paid through private financing.

The Company's remaining three employees are currently exploring merger and acquisition possibilities that will maximize shareholder value. Oasis will continue to evaluate oil and natural gas ventures as well as pipeline opportunities. The Company is also exploring areas outside the oil and natural gas business. The present management believes that internet and high tech companies may be a positive way to maximize shareholder value, and management is currently looking into several opportunities.

Results of Operations

	Revenue increased $20,778,939 (121%) in 1998 over 1997. The increase is a result of increased transporting volume. At the beginning of 1998, OTMC was transporting and marketing approximately 170,000 barrels of crude oil per month in West Texas and Eastern New Mexico. By December 31, 1998, OTMC was transporting and marketing approximately 258,000 barrels of crude oil per month.

	The Company's sales and purchase contracts are based upon the purchase price of crude oil which reduces the effect of normal price fluctuations because it is considered a widely traded commodity. The Company transports and markets approximately 258,000 barrels of crude oil per month. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll and fuel). These variable expenses are directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 1% in 1998 compared to 2% in 1997.

	Selling expenses almost doubled in 1998 to $240,185 while general and administrative expenses decreased from $726,684 in 1997 to $602,880 for the same period in 1998. The increase in selling expenses was attributable to hiring two new marketing personnel in late third quarter 1997 and increased commission costs in 1998. The increase in general and administrative expenses in 1998 was primarily due to the Company's move to west Texas along with due diligence costs associated with potential acquisitions.

Liquidity and Capital Resources

	As a result of the 1998 net loss of ($731,293), net cash used in operating activities was ($84,178).

	During 1998, the Company purchased trucks and trailer rigs in the amount of approximately $537,000 for their west Texas operations.

	At December 31, 1998, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 2% (9.75% at December 31, 1998). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at December 31, 1998 were $100,000. The Company was also contingently liable for $3,205,000 in letters of credit outstanding at December 31, 1998. As of May 21, 1999, the Company had no letters of credit outstanding.

	At December 31, 1998, the Company had a revolving line of credit facility with a bank. The credit agreement provides for maximum borrowings of $500,000 and is due November 6, 1999. The credit agreement bears interest at prime plus one percent (8.75% at December 31, 1998), and is guaranteed by directors of the Company. Borrowings under this agreement at December 31, 1998 were $400,000.
The Company plans to renew the Credit Facility on November 6, 1999, or if they cannot renew with the Bank, they will seek private financing.
	In July 1998, the Company entered into a revolving line of credit with a bank. The credit agreement provided for maximum borrowings of $250,000. The credit agreement was due January 1999 or on demand. The Company borrowed the maximum loan amount in July 1998 and repaid the full amount in November 1998.

	The Company had notes payable to various financing companies for the purchase of transportation equipment totaling $997,990. The notes were collateralized by certain transportation equipment. The notes bore interest at rates ranging from 2.9% to 11.5% and required monthly installments totaling $25,911. Subsequent to year-end, these notes were assigned in connection with the sale of OTMC. Accordingly, these notes are classified as current on the accompanying consolidated balance sheet.

	At December 31, 1997, the Company had an installment loan due to the Estate of Edgar Monroe, which estate is administered by Mr. Robert Monroe, who was a member of the Board of Directors. The amount due under the loan at December 31, 1997 was $445,779. During 1998, this loan was repaid with the proceeds of a note payable to a finance company.

New Accounting Pronouncements

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

Year 2000

The Company's internal business information systems are primarily comprised of commercial application software products offered by recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufactures. On January 1, 1999, the Company began using its new accounting and financial reporting software implemented during 1998. The reasons for such purchase included the assurance of Year 2000 compliance. Costs incurred specifically related to Year 2000 issues have totaled less than $2,000 as of December 1998.

The Company does not anticipate any Year 2000 compliance issues to arise related to its primary internal business information systems. The Company is not aware of any further material operational issues or costs associated with preparing internal systems for the Year 2000. However, the Company utilizes other third party network equipment, telecommunications products, and other third party software products that may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology to operate properly in the Year 2000 may have an adverse impact on business operations or financial results.

The Company can not anticipate the impact of Year 2000 compliance on its clients at this time. The Company is unaware of any client who may be impacted by the Year 2000 issue. A failure of a client to appropriately handle issues related to the Year 2000 might have an adverse impact on the financial results of the Company.

Item 7.  Financial Statements

	The financial statements filed as part of this report include:



	INDEX TO FINANCIAL STATEMENTS

                                                                    	PAGE

Oasis Oil Corporation Consolidated Financial Statements:

Report of Independent Certified Public Accountants                  	F-2
Consolidated Financial Statements:
	As of December 31, 1998   Balance Sheet                             F-3
	For the Years Ended December 31, 1998 and 1997
	    Statements of Discontinued Operations                          	F-4
	    Statements of Stockholders' Equity (Deficit)                   	F-5
	    Statements of Cash Flows	F-6
	Notes to Financial Statements............................    F-7 - F-13


	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders of
	Oasis Oil Corporation



We have audited the consolidated balance sheet of Oasis Oil Corporation as of December 31, 1998, and the related consolidated statements of discontinued operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oasis Oil Corporation as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As more fully described in Note 1 to the consolidated financial statements, the Company sold 100% of its ownership in its only operating subsidiary effective March 31, 1999, representing the discontinuation of all of its existing operations.




BDO Seidman, LLP


Houston, Texas
May 21, 1999

                    	OASIS OIL CORPORATION
                 	CONSOLIDATED BALANCE SHEET
                     	December 31, 1998


	Assets (Note 5)
Current Assets:
	Cash 		                                                 	$   377,261
	Accounts receivable - trade (Note 9)				                  	2,139,627
	Inventories 					                                             21,536
	Prepaid expenses					                                         28,307
                                                          -----------
		Total Current Assets					                                 2,566,731

Property, equipment and leasehold improvements,
  net (Note 4)                                            		1,211,851

Goodwill, less accumulated amortization of $42,600
                                                             	176,484
                                                          -----------
                                                          $	3,955,066
                                                          ===========
	Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
	Notes payable (Note 5)	                               			$	1,497,990
	Accounts payable  (Note 6)				                            	2,258,874
	Accrued expenses 		                                       			375,852
	Accrued dividends on preferred stock			                    		148,395
	Related party debt (Note 6)		                             			150,000
                                                          -----------
		Total Liabilities			                                    		4,431,111

Commitments (Note 10)

Stockholders' Equity (Deficit):
	Preferred stock, $1 par value,
    150,000 shares authorized; (Note 7) 	                 				636,940
	Common stock, $.05 par value,
    50,000,000 shares authorized (Note 7)                  			357,500
	Additional paid-in capital			                            		2,327,669
	Deficit		                                             				(1,798,154)
	Receivable from stockholder		                          			(2,000,000)
                                                           ----------
		Total Stockholders' Equity (Deficit)				                  	(476,045)
                                                           ----------
                                                   							$	3,955,066
                                                          ===========

               	OASIS OIL CORPORATION
	CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
	For the Years ended December 31, 1998 and 1997



                                          							1998	          	1997
                                                 ----            ----

Sales (Note 9)                            			$	38,019,931	  $	17,240,992
Cost of sales			                              	37,824,573		   16,952,246
                                             ------------   ------------
		Gross margin                                 			195,358       	288,746

Operating expenses
	Selling	                                     				240,185      		120,489
	General and administrative 		                  		602,880	      	726,684
                                             ------------   ------------
		Total operating expenses			                    	843,065	      	847,173
                                             ------------   ------------
		Net operating loss		                       	  	(647,707)	    	(558,427)
                                             ------------   ------------
Other income (expense)
	Interest income		                                   		87          		536
	Interest expense 	                            			(87,551)     		(60,416)
	Loss on sale of fixed assets		                     	(623)	        	(554)
	Other 	                                        				4,501        		2,045
                                              -----------    -----------
		Total other expense, net		                    		(83,586)      	(58,389)
                                              -----------    -----------
Net loss	                                   			$	(731,293)   	$	(616,816)
                                              ===========    ===========
Net loss per common share (Note 2):
  Net loss per common share - basic and
     dilutive	                                   		$	(.13)       	$	(.11)

Weighted average number of common
 shares outstanding	                           	6,483,333    		6,040,274


               	OASIS OIL CORPORATION
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	For The Years Ended December 31, 1998 and 1997


             					              			                               		Additional            		Receivable
                  				Preferred Stock    				Common Stock           		Paid-in		               		From
		                     Shares		Amount	     	Shares	  	Amount	        	Capital		  Deficit	  	Stockholder	  	Total
                      -------  ------       ------    ------         ---------   -------    -----------    -----

Balance,
  December 31, 1996			40,494	$	404,940   	6,000,000	 $	300,000	       $	85,169	$	(301,650) 	$    	-     	$	488,459

Issued shares of
  preferred stock in
  a private placement	23,200		232,000	        	-	        	-	             	-       	  	-		         -       	232,000

Stock issued for
     services			         -		      -		        50,000	    	2,500	        	97,500		      -		         -		      100,000

Stock issued under
  an oil purchase
  agreement			           -		      -		       100,000		    5,000	       	195,000		      -          	-       	200,000

Accrued preferred
  stock dividends			     -		      -		           -		        -		            - 		     (59,225)		     -		      (59,225)

Net loss			              -		      -		           -		        -   		         -	      (616,816)		     -		     (616,816)

Balance,
  December 31, 1997			63,694		636,940	    	6,150,000	  	307,500	     	377,669	   	(977,691)		     -		      344,418

Stock issued to an
  employee			         -		         -		      1,000,000		   50,000    	1,950,000		         -		 (2,000,000) (2,000,000)		-

Accrued preferred
  stock dividend			   -		         -		           -		         -		          -  		     (89,170)		      -		    (89,170)

Net loss			           -		         -		           -		         -          		-    	   (731,293)		      -		   (731,293)

Balance,
  December 31, 1998		63,694	$	636,940	    	7,150,000	 $	357,500	  $	2,327,669	$	(1,798,154)$(2,000,000)$	(476,045)


          	OASIS OIL CORPORATION
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	For The Years Ended December 31, 1998 and 1997


           	Increase (decrease) in cash

	                                                   					1998    			1997
					                                                    ----       ----
Cash flows from operating activities:
	Net loss			                                      		$	(731,293)	$	(616,816)
	Adjustments to reconcile net loss to
		net cash used in operating
 activities:
			Depreciation and amortization	                   			248,510    	210,617
			Stock issued for services				                           -	     	100,000
			Loss on sale of assets			                              	623       		554
			Changes in assets and liabilities:
					Accounts receivable		                           	(211,348) 		(405,915)
					Inventories		                                    	(10,624)	   	21,894
					Prepaid expenses			                              	147,213     	27,922
					Accounts payable and accrued expenses		         		472,741   		617,772
                                                    ----------   ---------
						Net cash used in operating activities	        			(84,178)  		(43,972)
                                                    ----------   ---------
Cash flows from investing activities:
	Purchases of fixed assets	                        			(537,528)	 	(533,004)
	Proceeds from sale of fixed assets			                  	5,500	    	53,160
                                                    ----------   ---------
	Net cash used in investing activities             			(532,028) 		(479,844)
                                                    ----------   ---------
Cash flows from financing activities:
	Net borrowings (repayments) on line of credit	     			300,000  		(250,000)
	Proceeds from issuance of preferred stock				               -    	232,000
	Proceeds from related party debt			                  	150,000    	500,000
	Proceeds from long-term debt		                      		827,993   		468,763
	Payments on related party debt	                   			(444,264)   	(54,221)
	Payments on long-term debt			                       	(134,042)  	(212,991)
                                                    ----------   ---------
						Net cash provided by financing activities     			699,687   		683,551
                                                    ----------   ---------
Net increase in cash			                                	83,481   		159,735
Cash, beginning of year	                            			293,780   		134,045
                                                    ----------   ---------
Cash, end of year	                                 		$	377,261  	$	293,780
                                                    ==========   =========


See Note 11 for Supplemental Cash Flow Information.

NOTE 1 - ORGANIZATION, BUSINESS AND DISCONTINUED OPERATIONS

Business
	Oasis Oil Corporation (the "Company"), formerly Vida Medical Systems, Inc. is a Nevada corporation organized in 1955. The Company, through its wholly-owned subsidiary Oasis Transportation and Marketing
Corporation (OTMC), is principally engaged in the service of gathering, transportation and marketing of domestic crude oil. As a first purchaser of crude oil, the Company also offers a division order and royalty disbursement service to its customers. OTMC, formerly Acacia Crude Corporation, was incorporated in the State of Nevada on September 10, 1992.

	Effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. The
Company received $350,000 in cash and a note receivable for $1,500,000 and recognized a gain from the sale of approximately $1,700,000 during the first quarter of 2000. The note receivable has no stated interest rate, is due in monthly installments of varying amounts as defined in the agreement and the installments are payable starting in May 1999. All amounts that remain unpaid after 24 months are due April 30, 2001.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments and Credit Risk Concentration

	The Company's financial instruments include accounts receivable, accounts payable, accrued expenses, related party debt and notes payable.  The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial
instruments with similar maturities and terms.  	Financial instruments which
potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms
(approximately 30 days), the nature of the industry and the size of the companies (usually Fortune 500 companies or their subsidiaries).  See Note 9 for major customers.

	At December 31, 1998, the Company had cash deposits in a financial institution that exceeded the federally insured deposit limit by $246,486.

Principles of Consolidation

	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (OTMC). All significant intercompany accounts and transactions have been eliminated.

Inventories

	Inventories consist of crude oil and are valued at the current market price. Market price is determined based on an average monthly quoted price established by crude oil traders who take into consideration such factors as the supply and demand of crude oil. Actual cost is not materially different from market.

Property, Equipment and Leasehold Improvements

	Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.
For income tax purposes, depreciation is calculated using accelerated methods.

Goodwill

	Goodwill is amortized using the straight-line method over fifteen years. On a periodic basis, the Company estimates the future undiscounted cash flows of the business to which goodwill relates in order to determine whether there has been any impairment of goodwill.

Revenue Recognition

	Sales are recorded in the periods that crude oil is delivered.

Income Taxes

	Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. There were no deferred income taxes recorded at December 31, 1998 (see Note 8).

Loss Per Common Share

	The Company provides basic and dilutive earnings (loss) per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include dividends stated in the respective certificate of designation. For the years ended December 31, 1998 and 1997, net loss applicable to common stockholders is as follows:


                                              										1998	     	1997
                                                       ------     -----
	Net loss                                     					$	(731,293)	$	(616,816)
	Dividends on preferred stock				                   		(89,170)	   (59,225)
                                                   ----------  ----------
	Net loss applicable to common stockholders			    	$	(820,463)	$	(676,041)
                                                   ==========  ==========

	Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December
31, 1998 and 1997, potential dilutive securities, which included warrants to purchase 1,500,000 shares of the Company's common stock, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Management's Estimates and Assumptions

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.


Analysis for Impairment

	Management reviews long-lived assets for impairment whenever events or changes in circumstances indicates the carrying amount of an asset may not be fully recoverable.

New Accounting Pronouncement

	In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June
15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.


NOTE 3 - FINANCIAL CONDITION

	The Company sustained substantial operating losses in the past and the future economic viability of the Company was dependent upon management achieving certain strategic alliances and acquisitions. Effective
March 31, 1999, the Company sold 100% of its ownership in OTMC. As a result, the Company believes it has sufficient cash on hand to sustain its current level of business activity for at least the foreseeable future. In the meantime, management is pursuing acquisition alternatives.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	Property, equipment and leasehold improvements consisted of the following at December 31, 1998:

                                                           	Amount

	Transportation equipment		                           			$	1,109,663
	Oil field equipment			                                   			333,294
	Automobiles				                                            		89,132
	Furniture and fixtures		                                 				46,968
	Shop equipment	                                         					34,217
	Computer equipment and software 		                       				23,738
	Leasehold improvements			                                  			7,225
                                                         -----------
                                                   								1,644,237
	Less:  Accumulated depreciation and amortization 	        		432,386
                                                         -----------
                                                  							$	1,211,851


NOTE 5 - NOTES PAYABLE
	At December 31, 1998, the Company had a revolving line of credit facility with a foreign bank which is due on demand. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables.
The credit agreement bears interest at prime plus two percent (9.75% at December 31, 1998), and is collateralized by substantially all of the Company's assets. Borrowings under this agreement at December 31, 1998 were $100,000. The Company was also contingently liable for $3,205,000 in letters of credit outstanding at December 31, 1998. As of May 21, 1999, the Company had no letters of credit outstanding.

	At December 31, 1998, the Company had a revolving line of credit facility with a bank. The credit agreement provides for maximum borrowings of $500,000 and is due November 6, 1999. The credit agreement bears interest at prime plus one percent (8.75% at December 31, 1998), and is guaranteed by directors of the Company. Borrowings under this agreement at December 31, 1998 were $400,000.

	In July 1998, the Company entered into a revolving line of credit facility with a bank. The credit agreement provided for maximum borrowings of $250,000. The credit agreement was due in January 1999 or on demand. The Company borrowed the maximum loan amount in July 1998 and repaid the full amount in November 1998.

	The Company had notes payable to various financing companies for the purchase of transportation equipment totaling $997,990 at December 31, 1998. The notes were collateralized by certain transportation equipment. The notes bore interest at rates ranging from 2.9% to 11.5% and required monthly installments totaling $25,911. Subsequent to year end, these notes were assigned in connection with the sale of OTMC (see
Note 1). Accordingly these notes are classified as current on the accompanying consolidated balance sheet.

NOTE 6 - RELATED PARTY TRANSACTIONS

	In August 1998, the Company entered into an agreement with an employee, who is also a shareholder and director of the Company, to purchase the employee's rights to serve as the general contractor under a pipeline construction contract. The Company exchanged 1,000,000 shares of the Company's common stock, warrants for 1,500,000 additional shares of the Company's common stock and a $50,000 promissory note for these exclusive rights. The promissory note has no stated interest and, as amended, is due February 28, 2000.

	Under the terms of the contract, the contractor will construct a thirty-six mile natural gas pipeline for a natural gas association in west Texas for approximately $9,000,000. The construction project is to begin when instructed by the natural gas association. Under the terms of the Company's contract with the employee, as amended, if the construction project has not begun by February 28, 2000, the promissory note is cancelled and the employee is required to pay the Company $2,000,000 as consideration for the 1,000,000 shares of common stock issued.

	The Company has recorded the estimated $2,000,000 value of the shares paid to the employee as a receivable from stockholder and classified the receivable as a component of equity on the accompanying consolidated balance sheet.

	In September 1998, the Company borrowed $30,000 from five shareholders totaling $150,000. The notes bear interest at 12% and are due on demand. Interest expense during 1998 related to these notes was $11,648, which remained unpaid at December 31, 1998.

	During the year December 31, 1998, the Company incurred approximately $47,000 in legal expenses to a law firm that has a partner in the law firm that is also a stockholder and a director of the Company. At
December 31, 1998 the entire amount remained unpaid.

	At December 31, 1997, the Company had an installment loan to a related party. The amount due under the loan at December 31, 1997 was $445,779. During 1998, this loan was repaid with the proceeds of a note payable to a financing company.


NOTE 7 - STOCKHOLDERS EQUITY

Preferred Stock

	On June 21, 1997, the Company authorized 150,000 shares of Series B Preferred stock with a $1 par value as defined in the agreement. During the year December 31, 1997, the Company issued 23,200 shares of Series B
Preferred stock for a total of $232,000 in cash in a private placement.
The Series B Preferred stock pay dividends at 14% per year. At the option of the Series B holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) the price at which the Company sells, issues or agrees to issue common stock during the conversion period; or (b) $2.00 per share. While outstanding, the preferred stock has voting privileges as if it had been converted. In addition, at any time subject to the conversion rights, the Company may redeem the Series B shares at the face value plus accrued dividends.

Common Stock

	During 1998, the Company issued 1,000,000 shares of its common stock to a
shareholder in exchange for a note receivable.  	In association with an oil
purchase agreement, the Company issued 100,000 shares of its common stock during 1997 with a value of $200,000. The agreement specifies that the Company purchase 1,000,000 barrels of oil during a time period of approximately one year. The Company recorded these charges as prepaid expenses and is amortizing them as the purchase agreement is fulfilled. As of December
31, 1997, the Company had purchased 277,484 barrels of oil and accordingly, the Company has charged $55,497 to cost of sales leaving a prepaid balance of $144,503 at December 31, 1997. During 1998, the Company fulfilled its purchase obligation under the agreement and expensed the remaining prepaid balance.

Stock Warrants

	In August 1998, the Company issued 1,500,000 warrants to an employee for his role in arranging a construction contract for the Company. The warrants may be exercised at any time through August 2008 for 1,500,000 shares of the Company's common stock at the exercise price of $2.00 per share.

	The Company accounted for the warrants in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As the exercise price equaled the market price per share at the date the warrants were issued, no compensation was recorded. SFAS 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if the compensation cost for the Company's stock warrants had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock warrant at the grant date using the Black-Scholes model with the following weighted-average assumptions as follows:


	Dividend yield                                  				0%
	Expected volatility		                             		0%
	Risk free interest	                           			5.20%
	Expected lives		                            		10 years


	Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:


	                                             							Amount
                                                    -------
	Net loss applicable to common stockholders
		As reported	                                 			$	(731,293)
                                                  ==========
		Pro forma			                                 			(1,681,145)
                                                  ----------
	Loss per share
		As reported	                                   				$	(0.13)
                                                     =======
		Pro forma		                                     			$	(0.26)
                                                     =======


NOTE 8 - INCOME TAX

	Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect
when these differences reverse.  	Net deferred income tax asset consisted of
the following at December 31, 1998:


                                                   								Amount
                                                         ---------

	Net operating loss carryforwards	                   				$	604,000
	Fixed asset basis difference			                       			(234,000)
                                                         ---------
	Gross deferred tax asset				                            		370,000
	Valuation allowance			                                			(370,000)
                                                         ---------
	Net deferred tax asset			                             		$    	-
                                                         =========


	At December 31, 1998, the Company had a net operating loss carryforward of approximately $1,776,000 to offset future years' taxable income through expiration dates as defined by the Internal Revenue Service not to extend beyond 2018.


NOTE 9 - MAJOR CUSTOMERS

	The Company had sales to two customers that represented 61% and 32% of total sales in 1998, respectively. At December 31, 1998, accounts receivable from these customers totaled $1,087,983 and $959,009, respectively.

	The Company had sales to three customers that represented 27%, 22%, and 20% of total sales in 1997, respectively. At December 31, 1997, accounts receivable from one of these customers totaled $1,928,279. The other two customers had no significant receivable balances at December 31, 1997.


NOTE 10 - COMMITMENTS

	The Company leases office and warehouse space, a terminaling facility and certain equipment under noncancellable operating leases for period extending through October 31, 1999 totaling approximately $55,000. The Company did sublease a portion of their office space which could reduce the Company's total lease commitment by approximately $10,000.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended December 31, 1998 and 1997, the Company paid interest of $107,462 and $59,900, respectively.

	For the years ended December 31, 1998 and 1997, the Company accrued cumulative preferred stock dividends totaling $89,170 and $59,255, respectively.

	During 1998, the Company issued common stock in exchange for a note receivable from a stockholder totaling $2,000,000.

	The Company issued common stock for $200,000 relating to an oil purchase agreement (see Note 7).

Item 8. Change In and Disagreement With Accountants on Accounting and Financial Disclosures

		None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

	The persons who were serving as Directors and executive officers of the Company and the positions they hold with the Company are as follows:


                             EXECUTIVE OFFICERS
                             ------------------
 Name			                Age	           Position		   	            	  Since
-----                   ---            --------                     -----

C. A. Beane           			62	       President and CEO	             			1996
Susan Penticoff	   	     42	  Treasurer and Assistant Secretary	     1996
James Hagan		           	64	         Secretary		                  			1980

                                 DIRECTORS
                                 ---------

                          					Director of         		Other Directorships of
Director		          Age		     Company Since	       Publically-Held Companies
--------            ---       -------------        -------------------------

C. A. Beane         62		          1996                     		None
Bruce Withers     	 73		          1996                     		None
Maurice Duncan	     70		          1997                     		None
Robert Monroe     	 64		          1996                     		None
Dale Hill         	 58	     	     1998                     		None
Carl Pfeiffer     	 69		          1996              		Quanex Corporation
James Hagan		       64		          1980                     		None


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

C. Arlie Beane. Mr. Beane, age 62, is President and CEO of the Company. He was the President and Director of Acacia Crude Corporation, now OTMC. Previously Mr. Beane was Chairman of Eureka International Trading Corporation and Eureka Production Corporation. He was the managing Director of Arosco, Ltd., and the Chairman and CEO of Peten Petroleum Corporation. He is the holder of approximately fifteen percent of the Company's outstanding shares. Mr. Beane's career has been directed to international trade and the oil and gas industry.

Bruce Withers. Mr. Withers, age 73, is also on the Board of Allstar Gas Corporation, in Missouri. Previous to joining Oasis, Mr. Withers was Co-Chairman of Natural Gas Clearinghouse (NGC) and Trident, a large natural gas and natural gas liquids company traded on the New York Stock Exchange. Previous to his involvement with NGC and Trident, Mr. Withers was President of Mitchell Energy Gas Division.

Carl Pfeiffer. Mr. Pfeiffer, age 69, was on the Board of Acacia Crude Corporation, now OTMC. Mr. Pfeiffer is presently Chairman Emeritus of Quanex Corporation, a metals company listed on the New York Stock Exchange, and is a member of the Board of Directors of Quanex. Previously Mr. Pfeiffer was Chairman of Quanex.

Robert Monroe. Mr. Monroe, age 64, is a Director of RTL Corporation, a privately-held construction and equipment services company. Previously Mr. Monroe has been a Director of more than 20 corporations, both public and private. Mr. Monroe has extensive experience in the international marine and aviation transportation business and the investment banking industry.

Dale Hill. Mr. Hill, age 58, has more than thirty five years experience in all aspects of the oil and gas industry. He entered the field in South Texas in 1962 and worked through rig and field operations to executive company management positions. His experience in the industry includes management of independent oil companies, refining, pipeline construction, exploration, production, acquisitions, mergers and financial restructuring of energy companies.

James Hagan. Mr. Hagan, age 64, is an attorney licensed to practice law in the State of California. He is a partner in Hagan, Saca & Hagan Law Corporation, of San Francisco, and Palo Alto, California. For the past thirty years, Mr. Hagan has been engaged in the practice of law in California.

Maurice Duncan. Mr. Duncan, age 70, is presently a director of the Company. He is a retired partner of KPMG Peat Marwick, LLP. He was formerly the managing partner of the Tulsa Office of KMG Main Hurdman before it merged with Peat Marwick. He is a graduate of the University of Oklahoma and attended graduate school at the University of Tulsa. He is a past president of the Tulsa Executives Association and has served on its Board of Directors.

Susan L. Penticoff. Ms. Penticoff, age 42, was previously employed by Acacia Crude Corporation. She currently serves as Treasurer and Assistant Secretary. She has actively worked in the oil and gas industry since 1982.

Family Relationships

	There are no family relationships among Directors, executive officers, or other persons employed by the Company.

Attendance of Meetings of the Board of Directors

	During 1998, the Company's Board of Directors held eight meetings, which were attended by a majority of directors then in office.

Item 10.  Executive Compensation

	All out of pocket business expenses are paid through a corporate credit card or reimbursed. Officers that are employees of the Company, are reimbursed for their family health insurance premiums provided by the Company. No other fringe benefits are associated with officers and Directors.

The following discloses all compensation awarded to, earned by, or paid to the named officers and Directors for the year ending 1998.


                      Annual Compensation

		Name and Position		              	      Year	           	Salary

		C. A. Beane, President and CEO	         1996           $ 71,000
                                          1997          	  81,200
               			                      		1998         		 141,750


Stock Option Plan

	The Company adopted the 1996 Stock Option Plan as of November 1, 1996. This plan was not presented to or approved by shareholders within one year and so lapsed. The Company adopted a 1998 stock option plan as of July 3, 1998. This plan was not presented to or approved by shareholders within one year and so lapsed. There are no outstanding stock options. Dale Hill has a warrant to purchase up to 1,500,000 shares of the Company's common stock at $2.00 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth, as of December 31, 1998, certain information with regard to beneficial ownership of outstanding shares of the Company's common stock by (i) each person known by the company to beneficially own five percent or more of the outstanding shares of the Company's common stock; (ii) each Director individually; and (iii) all executive officers and Directors of the Company as a group.


Name and Address of      	Amount and Nature of         Amount and Nature
Beneficial Owner           	Common Beneficial          of Series B Preferred
                              Ownership (1)       %    Stock Ownership     %

Beneficial Holders

W. Guerry Bangert		             516,016        		8.4%
146 Sugarberry Circle
Houston, TX 77024

Gupco Finanzaria, S.A.         	678,516	        11.0%
c/o Heinrich Kohler
Favona S. A. Societe
Fid 15-17,
Rue de la Cite BP 452
1211 Geneve 11, Switzerland

Neil Lande (former director)                        20,065 directly   12.4%
4265 San Felipe, Suite 230                          19,440 trustee
Houston, Texas  77027

Kestral Establishment                               22,745             7.1%
Pflugstrasse 20
9490 Vaduz
Liechtenstein

Officers and Directors

C. A. Beane (2)               			737,290	   12.0%   18,245             5.7%
9145 Briar Forest
Houston, TX 77024


Dale Hill (3)(6)         		    2,500,000    14.0%    --                --
5212 Valley Springs Way
El Paso, TX 79932

Maurice Duncan (3)	              528,516	    8.6%  65,750           20.6%
4325 East 87th Street
Tulsa, OK 74137

James R. Hagan (2)             		215,063      *    12,500            --
1585 Madrono Avenue
Palo Alto, CA 94306

Boland Machine and	             	495,484     8.0%  12,500            --
Manufacturing Co. Inc. (3)(5)
288 St. Charles Avenue
New Orleans, LA 70130

Susan L. Penticoff (4)         		 49,548      *       --             --
11802 Basilica
Houston, TX 77099



Carl Pfeiffer (3)             			214,710	     *    52,005          16.3%
2112 Fulham Court
Houston, TX 77063

Bruce Withers (3)             			103,226	     *    12,500            --
2915 Summersweet Place
The Woodlands, TX 77380

All Executive Officers	        3,343,837	  46.8%  173,500         54.3%
and Directors as a group
(8 persons)


*   Less than 5%.
(1)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and dispositive power with respect to all securities owned by them.
(2)	Officer and Director
(3)	Director
(4)	Officer
(5)	The shares owned by Boland Machine & Manufacturing Co., Inc. are voted by Mr. Robert J. Monroe, a director of the Company.
(6) Includes warrant to purchase 1,500,000 shares of the Company's common stock as described in item 12.

Item 12.  Certain Relationships and Related Transactions

	At December 31, 1997, the Company had an installment loan due to the Estate of Edgar Monroe, which estate is administered by Mr. Robert Monroe, a member of the Board of Directors. The amount due under the loan at December 31, 1997 was $445,779. During 1998, this loan was repaid with the proceeds of a note payable to a finance company.


	In August 1998, the Company entered into an agreement with Dale Hill, who is also a shareholder and director of the Company, to purchase the employee's rights to serve as the general contractor under a pipeline construction contract. The Company exchanged 1,000,000 shares of the Company's common stock, warrants for 1,500,000 additional shares of the Company's common stock and a $50,000 promissory note for these exclusive rights. The promissory note has no stated interest and, as amended, is due February 28, 2000.

	Under the terms of the contract, the contractor will construct a thirty-six mile natural gas pipeline for a natural gas association in west Texas for approximately $9,000,000. The construction project is to begin when instructed by the natural gas association. Under the terms of the Company's contract with the employee, as amended, if the construction project has not begun by February 28, 2000, the promissory note is cancelled and the employee is required to pay the Company $2,000,000 as consideration for the 1,000,000 shares of common stock issued.

	Due to the employee's contingent liability to the Company under the contract, the Company has recorded the estimated $2,000,000 value of the shares paid to the employee as a receivable from stockholder and classified the receivable as a component of equity on the accompanying consolidated balance sheet.

	In September 1998, the Company borrowed $30,000 from five shareholders (C.A. Beane, Bruce Withers, Carl Pfeiffer, Maurice Duncan and James Hagen) totaling $150,000. The notes bear interest at 12% and are due on demand. Interest expense during 1998 related to these notes was $11,648, which remained unpaid at December 31, 1998.

	During the year December 31, 1998, the Company incurred approximately $47,000 in legal expenses to a law firm that has a partner in the law firm, Mr. James R. Hagan, that is also a stockholder and a director of the Company. At December 31, 1998 the entire amount remains unpaid.


Item 13. Exhibits and Reports on Form 8-K

	(a.)  Exhibits

	None.


	(b)	Reports on Form 8-K

      NONE

SIGNATURES


	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 1999.

OASIS OIL CORPORATION

By: 	   /s/ C. A. Beane
        -----------------
	       C. A. Beane
       	President and CEO


By: 	   /s/ Susan L. Penticoff
       ------------------------
       	Susan L. Penticoff
       	Treasurer and Assistant Secretary

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: 	  /s/ C. A. Beane     	President and CEO             August 15, 1999
    	 ----------------
        C. A. Beane

By: 	 /s/ James Hagan   	Secretary, and Director        		August 15, 1999
      -----------------
       	James Hagan

By: 	 /s/ Dale Hill     	Director	                     			August 15, 1999
      ---------------
       	Dale Hill









	See accompanying notes to consolidated financial statements.






