Form 10KSB
period 1997-12-31
OASIS OIL CORP
filed 1999-08-18
CIK 103501

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D. C.  20549
                       FORM 10-KSB

    X    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
  ----	      SECURITIES EXCHANGE ACT OF 1934

          For Fiscal Year ended December 31, 1997

OR

        	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from          to         .
                                       ------      -------
                  Commission File Number 0-5833

                    OASIS OIL CORPORATION
                    ---------------------
          (Name of Small Business Issuer in its charter)

          Issuer's Former Name:  VIDA Medical Systems, Inc.

       	Nevada	                          				94-1713830
       --------                              ----------
  (State or other jurisdiction of		(I.R.S. Employer
   incorporation or organization)		   Identification No.)

     1800 St. James Place, Suite 101.  Houston.  Texas 77056
     --------------------------------------------------------
            (Address of principal executive offices)

          Issuer's telephone number:  (713) 627-8875

Securities registered under Section 12 (g) of the Exchange Act:

     	Title of each class			     		Name of each exchange
      -------------------			      		on which registered
                                   --------------------
	Common Stock, $0.05 Par Value			          None

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No    X
     -----       -----
	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

	State issuer's revenues for its most recent fiscal year. $17,240,992

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Unknown. The issuer's voting stock has not been actively traded since 1975. There is presently no known value for the issuer's voting stock.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (check one):

	Yes          No   X
     ------      -----

                      INDEX TO FORM 10-KSB
                             of
                      OASIS OIL CORPORATION

                                                             PAGE NO.

PART I
	Item 1.	 Description of Business	                     		        4
	Item 2.	 Description of Property 	       		                     6
	Item 3.	 Legal Proceedings					                                 6
	Item 4.  Submission of Matters to a Vote
            of Security Holders	                                 6

PART II
	Item 5.	 Market for Common Equity and Related
            Stockholder Matters			                            	  6
	Item 6.	 Management's Discussion and Analysis
            or Plan of 	Operation		                          		  7
	Item 7.	 Financial Statements				                              11
 Item 8. 	Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                                12

PART III
	Item 9.	 Directors, Executive Officers, Promoters
            And Control Persons; Compliance With
            Section 16(a) of the Exchange Act                   13
	Item 10.	Executive Compensation		                              15
	Item 11.	Security Ownership of Certain Beneficial
            Owners and Management                               15
 Item 12.	Certain Relationships and Related
            Transactions		                                      16
	Item 13.	Exhibits and Reports on Form 8-K                   		 17


Forward Looking Statements

This annual report for the year ended December 31, 1997 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which us the terms "believes", "intends", "expect," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART 1

Item 1.   Description of Business

Business

	Oasis Oil Corporation (the "Company"), formerly Vida Medical Systems, Inc., is a Nevada corporation organized in 1955. The Company was principally engaged in the service of gathering, transporting and marketing domestic crude oil. As a first purchaser of crude oil, the Company offered a complete division order and royalty disbursement service to its producer accounts.

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

Major Customers

	The Company had sales to three customers that represented 27%, 22% and 20% of total sales in 1997, respectively. At December 31, 1997, accounts receivable from one of these customers totaled $1,928,279.

Employees

	At December 31, 1997, the Company and OTMC employed 23 full-time persons, 16 of whom were employed in the marketing and transportation operations of crude oil and petroleum products, and 7 of whom were employed in administrative capacities. There were no employees represented by any union organization. Management believes its employee relations are satisfactory. Currently the Company has three active employees.

Environmental Compliance and Regulation

	OTMC's tractor-trailer operations were conducted pursuant to authority of the United States Department of Transportation and various State regulatory authorities. OTMC's transportation operations were also conducted in accordance with various laws relating to pollution and environmental control.

 OTMC was subject to numerous federal, state and local environmental laws and regulations, as well as associated permitting and licensing requirements.
OTMC regarded compliance with applicable environmental regulations as a critical component of its overall operation, and devoted significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting OTMC's facilities from damage. Management believes OTMC had obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. OTMC had, where appropriate, implemented operating procedures and each of its facilities is designed to assure compliance with environmental laws and regulations, given the nature of its business, OTMC remained subject to environmental risks.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

	The Company's common stock is not currently traded on any public trading market. Therefore, the number of holders of record is unknown.

Dividends

	The Company has not paid and does not anticipate paying any dividends on
its Common Stock in the foreseeable future.   The Company intends to retain
all working capital and earnings, if any, for use in the Company's business operations, payment of dividends on preferred stock, and in the expansion of its business.

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

Common Stock

	In association with an oil purchase agreement, the Company issued 100,000 shares of its common stock during 1997 totaling $200,000. The agreement specifies that the Company purchase 1,000,000 barrels of oil during a time period of approximately one year. The Company capitalized these charges and is amortizing them as the purchase agreement is fulfilled. As of December 31, 1997, the Company purchased 277,484 barrels of oil and accordingly, the Company has charged $55,497 to cost of sales leaving a prepaid balance of $144,503 at December 31, 1997.

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

	In June, 1997, the Company made the decision to move it's operations to West Texas. The Company felt there would be better opportunities for growth and expansion in that area. OTMC entered into an employment agreement with John Findley, an experienced crude oil marketer. Mr. Findley was named President of OTMC.

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

Results of Operations

	Revenue increased $2,843,563 (19.8%) in 1997 over 1996. The increase is a result of increased transporting volume. At the beginning of 1997, OTMC was transporting and marketing approximately 60,000 barrels of crude oil per month in South Texas. By December 31, 1997, OTMC was transporting and marketing approximately 170,000 barrels of crude oil per month. The majority of the increased movement in transporting and marketing took place during the 3rd and 4th quarter of 1997. During the 4th quarter of 1997, sales increased by $3,646,917 or 52% over the 3rd quarter 1997.

	The Company's sales and purchase contracts were all based upon the posted price of crude oil which reduces the effect of normal price fluctuations because it is considered a widely traded commodity. The Company transported and marketed approximately 170,000 barrels of crude oil per month.

 Most of the Company's expenses were fixed except for crude oil purchases and field expenses (drivers payroll and fuel). These variable expenses were directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 2% in 1997 compared to 5% in 1996. Consistent with the increase in sales in the 3rd and 4th quarter 1997, gross profit margin also increased significantly in the 3rd and 4th quarter 1997.

	Selling, general and administrative expenses increased $321,562 or 61% in 1997 as compared to the same period in 1996. The increase in selling expenses was attributable to hiring two new marketing personnel in late third quarter 1997. General and administrative expenses increased primarily due to increased payroll expenses associated with the increase in barrel movement from 60,000 bbls per month to 170,000 bbls per month.

	The loss in 1997 was primarily due to two items; 1) the movement and setup of all field operations to West Texas, and 2) the due diligence costs associated with the potential acquisition of two companies. Once the due diligence was completed, the Company concluded that neither acquisition appeared to be in the best interest of the Company. Both acquisitions were declined.

	OTMC realized a profit of $160,733 in the 4th quarter 1997, which demonstrated significant improvement not only compared to the 3rd quarter 1996, but also compared to the 1st half of 1997.

Liquidity and Capital Resources

	On December 23, 1997, the Company purchased three 1998 Mack Trucks. Associates Commercial Corporation financed the $206,360 purchase for 60 months at 10% interest. Monthly payments will be $4,394.26. The purchase included a small down payment and the trade-in of five of the Company's older tractor units. Due to the significant increase in oil volume transported, management determined it was in the Company's best interest to purchase new, reliable tractors. The additional fixed asset expenditures of approximately $326,644 for 1997 was primarily for rigouts, overhauls and lact stations associated with the move to west Texas.

	The Company received proceeds under long-term debt obligations in the amount of $968,763. Included in the proceeds was $500,000 from the Estate of Edgar Monroe, which is administered by Mr. Robert Monroe, a member of the Company's Board of Directors. Payments on long-term debt amounted to $267,212.

	The Company issued 23,200 shares of Series B Preferred stock for a total of $232,000 in cash in a private placement for working capital.

	Net repayments on borrowing under the line of credit amounted to $250,000.

	Cash increased $159,735 for the year ended 1997.

	At December 31, 1997, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.5% at December 31, 1996). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at December 31, 1997 were $200,000.

	At December 31, 1997, the Company had an installment loan due to the Estate of Edgar Monroe, which is administered by Mr. Robert Monroe, a member of the Company's Board of Directors. The loan bears interest at 10.75%, is payable in monthly installments of $14,341 including interest through January 21, 2001 and is collateralized by transportation and field equipment. The amount due under the loan at December 31, 1997 was $445,779 and for the year ended 1997, the Company paid $18,144 in interest. During 1998, this loan was repaid with the proceeds of a note payable to a finance company.

New Accounting Pronouncements

	In June 1997, the Financial Accounting Standards Board issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

	SFAS 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners.
 Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

	SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Item 7.  Financial Statements

	The financial statements filed as part of this report include:

	INDEX TO FINANCIAL STATEMENTS
                                                               	PAGE
                                                                ----

Oasis Oil Corporation Consolidated Financial Statements:

Report of Independent Certified Public Accountants              	F-2
Consolidated Financial Statements:
	As of December 31, 1997
	    Balance Sheet	                                              F-3
	For the Years Ended December 31, 1997 and 1996
	    Statements of Operations	                                   F-4
	    Statements of Stockholders' Equity 	                        F-5
	    Statements of Cash Flows	                                   F-6
	Notes to Financial Statements                             F-7- F-14


          	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
	Oasis Oil Corporation


We have audited the consolidated balance sheet of Oasis Oil Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oasis Oil Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

As more fully described in Note 1 to the consolidated financial statements, the Company sold 100% of its ownership in its only operating subsidiary effective March 31, 1999, representing the discontinuation of all of its existing operations.



                         BDO Seidman, LLP


Houston, Texas
February 20, 1998, except for Note 1,
   which is as of April 23, 1999

                        	OASIS OIL CORPORATION
                      	CONSOLIDATED BALANCE SHEET
                          	December 31, 1997


                         	Assets (Note 5)
Current Assets:
	Cash 		                                                     $	293,780
	Accounts receivable - trade (Note 11)	                      1,928,279
	Inventories 	                                                 	10,912
	Prepaid expenses (Note 8)	                                    175,520
                                                            ----------
		Total Current Assets     	                                 2,408,491

Property, equipment and leasehold improvements,
  net (Notes 4, 6 and 7)	                                      914,350
Goodwill, less accumulated amortization of $27,994	            191,090
                                                             ---------
         			                                               $ 3,513,931
                                                           ===========

	Liabilities and Stockholders' Equity

Current Liabilities:
	Notes payable (Note 5)	                                   $  	200,000
	Accounts payable  (Note 7)	                                 2,133,239
	Accrued expenses 	                                             28,746
	Accrued dividends on preferred stock	                          59,225
	Current maturities of related party debt (Note 7)	            130,480
	Current maturities of long-term debt (Note 6)	                 92,262
                                                             ---------
		Total Current Liabilities	                                 2,643,952

Related party debt, less current maturities (Note 7)	          315,299
Long-term debt, less current maturities (Note 6)	              210,262
                                                             ---------
		Total Liabilities	                                         3,169,513

Commitments and Contingency (Notes 8, 10 and 12)

Stockholders' Equity:
	Preferred stock, $1 par value, 150,000 shares
    authorized; (Note 8) 	                                     636,940
	Common stock, $.05 par value, 50,000,000 shares
    authorized (Note 8)	                                       307,500
	Additional paid-in capital	                                   377,669
	Deficit	                                                     (977,691)
                                                              --------
		Total Stockholders' Equity	                                  344,418
                                                              --------
                                                        			 $3,513,931
                                                            ==========


                       	OASIS OIL CORPORATION
              	CONSOLIDATED STATEMENTS OF OPERATIONS
          	For the Years ended December 31, 1997 and 1996


					                                                    1997        1996
                                                      ----------   --------
Sales (Note 11)	                                    $	17,240,992 $14,397,429
Cost of sales	                                       	16,952,246  13,743,241
                                                     -----------  ----------
		Gross margin	                                          288,746     654,188
Operating expenses
	Selling	                                                120,489      75,903
	General and administrative 	                            726,684     449,708
                                                      -----------   --------
		Total operating expenses	                              847,173     525,611
                                                     -----------    --------
		Net operating income (loss)	                          (558,427)    128,577

Other income (expense)
	Interest income	                                            536       4,438
	Interest expense 	                                      (60,416)    (85,355)
	Loss on sale of fixed assets	                              (554)	   (11,500)
	Other                                       		            2,045      14,681
                                                      ----------    --------
		Total other expense, net	                              (58,389)	   (77,736)
                                                      ----------    --------
Net income (loss)	                                    $ (616,816)  $ 	50,841
                                                      ==========  ==========

Net income (loss) per common share (Note 2):
  Net income (loss) per common share - basic and
    dilutive	                                             $	(.11)    $	  .01
                                                        ========   =========
Weighted average number of common shares
outstanding	                                          	6,040,274   4,225,715
                                                       =========   =========


	                        OASIS OIL CORPORATION
          	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              	For The Years Ended December 31, 1997 and 1996


                                   								                 	          		Additional
	                                  	Preferred Stock		  Common Stock   	  	Paid-in
     	                             	Shares			Amount		Shares		   	Amount		  Capital		  Deficit		     Total


Balance, at December 31, 1995	     	  -      	$	-  		3,303,220		$	125,000  	$	 - 	  $	(352,491)	 $	(227,491)

Stock issued in a private
  placement     	                     -         -   	1,496,780 			260,169		    -   		   - 		        260,169

Issued 1,200,000 shares in
  connection with reverse merger		    -         -   	1,200,000 			(85,169)		  85,169		  - 		         -

Conversion of debt into preferred
  stock		                          40,494		404,940		      -    			    -		      -   		   -  		       404,940

Net income		                          -  		     - 		      - 			       - 		     - 		     50,841 		   50,841
                                   ------  -------   ---------   --------     ------   -------   -------
Balance, at December 31, 1996    		40,494		404,940 		6,000,000 			300,000  		 85,169		(301,650)		  488,459

Issued 23,200 shares of preferred
  stock in a private placement	    23,200		232,000		     - 			       - 		       - 		     - 		      232,000

Stock issued for services		           -  		   -       		50,000			  2,500		    97,500		   - 		      100,000

Stock issued under an oil purchase
  agreement		                         - 		    -      		100,000  			5,000   		195,000		   - 		      200,000

Accrued preferred stock dividends		   - 		    - 		        - 			      - 		       - 	    (59,225) 	  (59,225)

Net loss		                            - 		    - 		        - 			      - 		       - 		  (616,816)	  (616,816)
                                 -------  --------     -------   -------     -------  ---------   --------
Balance, at December 31, 1997   		63,694	$	636,940 		6,150,000	$	307,500  	$	377,669	$(977,691)  $	344,418


                    	OASIS OIL CORPORATION
           	CONSOLIDATED STATEMENTS OF CASH FLOWS
       	For The Years Ended December 31, 1997 and 1996

                    	Increase (decrease) in cash
                                                  						1997    		1996
						                                                  ----      ----
Cash flows from operating activities:
	Net income (loss)		                                $	(616,816)	  $	50,841
	Adjustments to reconcile net income (loss) to
		net cash provided by (used in) operating
        activities:
			Depreciation and amortization		                   		210,617	   	114,783
			Stock issued for services		                       		100,000	      --
			Loss on sale of assets		                               	554	    	11,500
			Changes in assets and liabilities:
					Accounts receivable				                          (405,915)  		(53,512)
					Inventories	                                    			21,894    		(1,157)
					Prepaid expenses		                               		27,922   		121,277
					Other assets			                                      --	      	13,388
					Accounts payable and accrued expenses		         		617,772   1,366,802
                                                       -------   ---------
						Net cash provided by (used in) operating
                  activities		                       	 (43,972)  1,623,922
                                                       -------   ---------
Cash flows from investing activities:
	Purchases of fixed assets                        				(533,004) 		(148,177)
	Purchase of Oasis Oil Ltd. Co.			                        --    (2,023,951)
	Proceeds from sale of fixed assets		                 		53,160	       	500
                                                       -------   ---------
						Net cash used in investing activities		        	(479,844) (2,171,628)
Cash flows from financing activities:
	Net borrowings (repayments) on line of credit    				(250,000)  		381,146
	Proceeds from issuance of common stock			                 --    		260,169
	Proceeds from issuance of preferred stock		         		232,000	      --
	Proceeds from related party debt		                  		500,000	      --
	Proceeds from long-term debt			                      	468,763    		56,178
	Payments on related party debt		                    		(54,221)	      --
	Payments on long-term debt		                       		(212,991)  		(17,924)
                                                       -------     -------
						Net cash provided by financing activities		     	683,551	   	679,569
                                                       -------     -------
Net increase in cash			                               	159,735   		131,863
Cash, beginning of year		                            		134,045     		2,182
                                                       -------     -------
Cash, end of year	                                 		$	293,780  	$	134,045
                                                      ========    ========

See Note 12 for Supplemental Cash Flow Information.

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

	Effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. The Company received $350,000 in cash and a note receivable for $1,500,000 and recognized a gain from the sale of approximately $1,700,000 during the first quarter of 1999. The note receivable has no stated interest rate, is due in monthly installments of $45,000 starting in May 1999. All amounts that remain outstanding are due April 20, 2001.

Reverse Merger

	Effective October 1, 1996, the Company issued 4,800,000 common shares in exchange for all of the issued and outstanding shares of Oasis Transportation and Marketing Corporation (OTMC), formerly Acacia Crude Corporation. The remaining 1,200,000 common shares out of a total of 6,000,000 common shares were retained by the former owners of Vida Medical Systems, Inc. OTMC was incorporated in the state of Nevada on September
10, 1992. This transaction resulted in the former stockholders of OTMC acquiring 80% of the Company. Accordingly, the exchange of shares has been treated for accounting purposes as a purchase of the Company by OTMC, referred to as a "reverse merger." Application of reverse merger accounting results in the following:

	1.	The consolidated financial statements of the combined entity are issued under the name of the legal parent, Oasis Oil Corporation, but the entity is considered a continuation of the legal
subsidiary, OTMC.
	2.	As OTMC is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying values.
	3.	Figures presented for periods prior to October 1, 1996, are those of OTMC, the legal subsidiary.  All shares for periods prior to
October 1, 1996, have been retroactively adjusted as if a stock split had occurred.
	4.	Costs related to the transaction with the Company were written-off into operations during 1996.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments and Credit Risk Concentration

	The Company's financial instruments include accounts receivable, accounts payable, accrued expenses, related party debt, notes payable and long-term debt. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

	Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited due to generally short payment terms (approximately 30 days), the nature of the industry and the size of the companies (usually Fortune 500 companies or their subsidiaries). See Note 11 for major customers.

	At December 31, 1997, the Company had cash deposits in a financial institution that exceeded the federally insured deposit limit by $144,871.

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

Income Taxes

	Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities.
The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. There were no deferred income taxes recorded at December 31, 1997 (see Note 9).

Earning (Loss) Per Common Share

	Effective for the year ended December 31, 1997, the Company was required to adopt Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings (loss) per common share information.

	The basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding.

	Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

	For the year ended December 31, 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

	For the year ended December 31, 1996, there were no potential dilutive securities.

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

New Accounting Pronouncements

	In June 1997, the Financial Accounting Standards Board issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

	SFAS 130, "Reporting Comprehensive Income", established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

	SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 are not expected to have any material effect on the Company's financial statement disclosures.

	In February 1998, the Financial Accounting Standards Board issued a new disclosure standard, Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The new standard standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS 132 is expected to have no effect on the Company's financial statement disclosures.


NOTE 3 - ACQUISITION

	Effective February 1, 1996, Oasis purchased all the assets and assumed all the liabilities of Oasis Oil Ltd. Co. for a total purchase price of $2,576,088 consisting of $900,000 in cash and $1,676,088 in assumed liabilities. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired was $219,084 and is classified as goodwill (see Note 14). The results of operations for Oasis Oil Ltd. Co. are included with those of the Company for the period subsequent to February 1, 1996. The following summarized pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996:

                                                                	Amount
                                                                -------
	Net sales		                                                   $16,031,856
                                                               ===========
	Net income		                                                  $   	39,347
                                                               ===========
	Earnings per share		                                          $       .01
                                                               ===========


NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

	Property, equipment and leasehold improvements consisted of the following at December 31, 1997:

                                                                   Amount
                                                                   ------
	Transportation equipment			                                     $ 673,119
	Oil field equipment			                                           	259,045
	Automobiles			                                                     75,964
	Furniture and fixtures			                                          46,140
	Shop equipment			                                                 	34,217
	Computer equipment and software 			                               	24,287
	Leasehold improvements			                                           6,725
                                                               -----------
                            F-10
                                                        					    1,119,497
                                                               -----------
	Less:  Accumulated depreciation and amortization         			      205,147
                                                               -----------
                                                                 $	914,350
                                                               ===========

NOTE 5 - CREDIT FACILITY
	At December 31, 1997, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus one percent (9.5% at December 31, 1997), and is collateralized by substantially all of the Company's assets. Borrowings under this agreement at December 31, 1997 were $200,000. The Company was contingently liable for $1,400,000 in letters of credit outstanding at December 31, 1997.

NOTE 6 - LONG-TERM DEBT
Long-term debt consisted of the following at December 31, 1997:

                                                       						    Amount
                                                                 ------
	Note payable to a financing company, bearing
	  interest at 10%, payable in monthly installments
	  of $4,394 including interest through February 1, 2003,
	  collateralized by certain transportation equipment     	     $	206,360

	Unsecured note payable to an individual, bearing
	  interest at 18%, payable in full plus accrued
	  interest on April 20, 1998			                                  	50,000

	Note payable to a financing company, bearing
 	  interest at 2.9%, payable in monthly installments
 	  of $716 including interest through August 12, 2001,
 	  collateralized by a vehicle			                                 28,306



	Note payable to a financing company, bearing interest
	  at 11.5%, payable in monthly installments of $519
	  including interest through June 6, 2001, collateralized
	  by a vehicle			                                                 17,858
                                                                   ------
                                                      					      	302,524
	Less current maturities	                                		      	(92,262)
                                                                   ------
	Total long-term debt			                                        $	210,262
                                                                 ========

	At December 31, 1997, the aggregate principal repayments were as follows:

	Year ending December 31,			        	Amount
                                     ------
		1998			                           $	92,262
		1999			                            	49,695
		2000			                            	54,411
		2001			                            	52,225
		2002			                            	49,573
		Thereafter			                       	4,358
                                    --------
                            							$	302,524
                                   =========


                       F-11

NOTE 7 - RELATED PARTY TRANSACTIONS

	At December 31, 1997, the Company had an installment loan to a related party. The loan bears interest at 10.75%, is payable in monthly installments of $14,341 including interest through January 21, 2001 and is collateralized by transportation and field equipment. The amount due under the loan at December 31, 1997 was $445,779 and for the year ended 1997, the Company paid $18,144 in interest expense. At December 31, 1997, the aggregate principal repayments were $130,480 in 1998, $145,218 in 1999, $161,622 in 2000 and $8,459 in 2001.

	During the year ended December 31, 1997, the Company incurred $104,576 in legal expense to a law firm that has a partner in the law firm that is also a stockholder and a director of the Company. At December 31, 1997, $54,577 remains unpaid.

NOTE 8 - STOCKHOLDERS EQUITY

Preferred Stock

	During the year ended December 31, 1996, the Company authorized 1,000,000 shares of Series A Preferred stock with a $1 par value as defined in the amended agreement. Effective November 1, 1996, the Company issued 40,494 shares of Series A Preferred stock in exchange for all of the Company's subordinated debt totaling $375,000 and accrued interest totaling $29,940. The Series A Preferred stock pays dividends at 8% per year.

	On June 21, 1997, the Company authorized 150,000 shares of Series B Preferred stock with a $1 par value as defined in the agreement. During the year, the Company converted all of the 40,494 outstanding shares of Series A Preferred stock totaling $404,940 for 40,494 shares of Series B Preferred stock. The Company issued an additional 23,200 shares of Series B Preferred stock for a total of $232,000 in cash in a private placement. The Series B Preferred stock pays dividends at 14% per year. At the option of the Series B holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of
(a) the price at which the Company sells, issues or agrees to issue common stock during the conversion period; or (b) $2.00 per share. While outstanding, the preferred stock has voting privileges as if it had been converted. In addition, at any time subject to the conversion rights, the Company may redeem the Series B shares at the face value plus accrued dividends.

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

NOTE 9 - INCOME TAX

	Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

                           F-12

	Net deferred income tax asset consisted of the following at December
31, 1997:


                                                        						Amount
                                                              ------
	Net operating loss carryforwards                       			$	334,000
	Fixed asset basis difference			                             	(8,000)
                                                            --------
	Gross deferred tax asset			                                	326,000
	Valuation allowance		                                    		(326,000)
                                                              ------
	Net deferred tax asset                                 			$     -
                                                             =======


	At December 31, 1997, the Company had a net operating loss carryforward of approximately $982,000 to offset future years' taxable income through 2012.

NOTE 10 - COMMITMENTS AND CONTINGENCY

	The Company leases office and warehouse space, a terminaling facility and certain equipment under noncancellable operating leases for periods extending beyond one year. Future minimum rental payments required under these leases that have an initial or remaining noncancellable lease term in excess of one year are as follows:


	Year Ended December 31,			                        			Amount
                                                      ------
		1998	                                             $	59,943
  1999                                                44,953
                                                    --------
			                                                $	104,896
                                                    ========


	Rental expense was approximately $150,000 and $180,000 for the years ended December 31, 1997 and 1996, respectively.

	In 1996, the Company had been notified by a major customer that the Company delivered an improper product into their pipeline which subsequently damaged their refinery. The customer filed a lawsuit in the 347th Judicial District Court in Nueces County, Texas, asserting damages in the amount of $1,000,000. The Company is covered by a general liability insurance policy which provides for defense and indemnity for damages arising from negligence up to $1,000,000 per occurrence and an aggregate amount of $2,000,000. The policy is subject to a deductible of $10,000.

The Company has notified the insurance company of the event described above and paid the deductible amount. Representatives of the insurance company have taken charge of the defense of the case. As a result of the insurance coverage, management does not anticipate that this lawsuit will result in a material loss to the Company.

NOTE 11 - MAJOR CUSTOMERS

	The Company had sales to three customers that represented 27%, 22%, and 20% of total sales in 1997, respectively. At December 31, 1997, accounts receivable from one of these customers totalled $1,928,279.

	The Company had sales to two customers that represented 39% and 37% of total sales in 1996, respectively. At December 31, 1996, accounts receivable from these customers totalled $748,948 and $722,998, respectively.

                       F-13
NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended December 31, 1997 and 1996, the Company paid interest of $59,900 and $85,355, respectively.

	The Company issued common stock for $200,000 relating to an oil purchase agreement (see Note 8).

	During 1997, the Company accrued $59,255 for cumulative preferred stock dividends.

	The Company exchanged $375,000 of debt and $29,940 in accrued interest for 40,940 shares of Series A Preferred stock during the year ended December 31, 1996 (see Note 8).

	Effective October 1, 1996, the Company purchased all of the assets of Oasis Oil Ltd. Co. for $2,576,088 (see Note 1). In conjunction with the acquisition, the purchase price allocation is as follows:


	Fair value of assets acquired:                       Amount
                                                      ------
	  Account receivable		                       		 $ 1,324,476
	  Inventory						                                    22,654
	  Prepaid expenses				                               75,572
	  Fixed assets					                                 382,165
	  Goodwill						                                    219,084
                                                -----------
                                                   2,023,951
	Cash received					                                  552,137
                                                -----------
                                                 $ 2,576,088
                                                 ===========


Item 8. Change In and Disagreement With Accountants on Accounting and Financial Disclosures

		On April 3, 1997, the Company filed with the Commission a Current Report on Form 8-K dated February 15, 1997, wherein it reported under Item 4 that the Company has engaged BDO Seidman, LLP as its independent accountants as of February 15, 1997. No financial statements were included with the Form
8-K filing. BDO Seidman, LLP has conducted an audit of Oasis Oil Corporation for the years ending December 1997and 1996, which financial statements are included within.

		Prior to the engagement agreement with BDO Seidman, LLP the Company did not have an agreement with any other auditors.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

	The persons who were serving as Directors and executive officers of the Company and the positions they hold with the Company are as follows:


                       EXECUTIVE OFFICERS
                       ------------------

    Name         	  Age		     Positions held with the Company    	Since
    ----            ---       -------------------------------     -----
C. A. Beane		        61	      President and CEO		                		1996
Susan Penticoff	     41     		Treasurer and Assistant Secretary	   1996
James Hagan		        63     		Secretary	                       				1980



                          DIRECTORS
                          ---------

                      		     		Director of	      	Other Directorships of
Name           			Age       		Company Since	     Publically-Held Companies
----              ---         -------------     -------------------------

C. A. Beane      	 61	         	     1996              		None
Bruce Withers    	 72		              1996	              	None
Maurice Duncan   	 67		              1997              		None
Robert Monroe    	 63		              1996              		None
John Blocker	      76		              1996              		None
Carl Pfeiffer    	 68	         	     1996              		Quanex Corporation
James Hagan	     	 63		              1980	              	None


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

C. Arlie Beane. Mr. Beane, age 61, is President and CEO of the Company. He was the President and Director of Acacia Crude Corporation, now OTMC. Previously Mr. Beane was Chairman of Eureka International Trading Corporation and Eureka Production Corporation. He was the managing Director of Arosco, Ltd., and the Chairman and CEO of Peten Petroleum Corporation. He is the holder of approximately fifteen percent of the Company's outstanding shares. Mr. Beane's career has been directed to international trade and the oil and gas industry.

Bruce Withers. Mr. Withers, age 72, is also on the Board of Allstar Gas Corporation, in Missouri. Previous to joining Oasis, Mr. Withers was Co-Chairman of Natural Gas Clearinghouse (NGC) and Trident, a large natural gas and natural gas liquids company traded on the New York Stock Exchange. Previous to his involvement with NGC and Trident, Mr. Withers was President of Mitchell Energy Gas Division.

Carl Pfeiffer. Mr. Pfeiffer, age 68, was on the Board of Acacia Crude Corporation, now OTMC. Mr. Pfeiffer is presently Chairman Emeritus of Quanex Corporation, a metals company listed on the New York Stock Exchange, and is a member of the Board of Directors of Quanex. Previously Mr. Pfeiffer was Chairman of Quanex.

Robert Monroe. Mr. Monroe, age 63, is a Director of RTL Corporation, a privately-held construction and equipment services company. Previously Mr. Monroe has been a Director of more than 20 corporations, both public and private. Mr. Monroe has extensive experience in the international marine and aviation transportation business and the investment banking industry.

John Blocker. Mr. Blocker, age 76, previously served on the Board of Pride Petroleum, a New York Stock Exchange company, and Blocker International (Nasdaq). Mr. Blocker has spent his career in the oil industry with emphasis on petroleum services. Mr. Blocker was a regent at Texas A & M University and has established various scholarships for the university.

James Hagan. Mr. Hagan, age 63, is an attorney licensed to practice law in the State of California. He is a partner in Hagan, Saca & Hagan Law Corporation, of San Francisco, and Palo Alto, California. For the past thirty years, Mr. Hagan has been engaged in the practice of corporate and securities law in California.

Maurice Duncan. Mr. Duncan, age 67, is a CPA and retired managing partner of KPMG Peat Marwick, LLP. Mr. Duncan is a graduate of the University of Oklahoma and attended graduate school at the University of Tulsa. Mr. Duncan is a past president of the Tulsa Executives Association and currently serves on its Board of Directors.

Susan L. Penticoff. Ms. Penticoff, age 41, was previously employed by Acacia Crude Corporation. She currently serves as Treasurer and Assistant Secretary.
 She has actively worked in the oil and gas industry since 1982.

Family Relationships

	There are no family relationships among Directors, executive officers, or other persons employed by the Company.

Attendance of Meetings of the Board of Directors

During 1997, the Company's Board of Directors held four meetings, which were attended by a majority of directors then in office.

Significant employees

In addition to Messrs. Beane, Hagan and Ms. Penticoff, the Company has one additional significant employee. Mr. John Findley, 51, joined the Company in September 1997 as President of Oasis Transportation and Marketing Corporation. Mr. Findley remained an employee of OTMC upon the March, 1999 sale of the company.

Item 10.  Executive Compensation

	All out of pocket business expenses are paid through a corporate credit card. Officers that are employees of the Company, are reimbursed for their family health insurance premiums provided by the Company. No other fringe benefits are associated with officers and Directors. The following discloses all compensation awarded to, earned by, or paid to the named officers and Directors for the year ending 1997.

                                  Summary Compensation Table
                                  --------------------------
                                    Annual Compensation
			Name and Position	     	Year      		Salary
			-----------------       ----        ------
			C. A. Beane, President 	1997	      	$81,200
			and CEO                 1996         71,000
                           1995              0


Stock Option Plan

	The Company adopted the 1996 Stock Option Plan (the "Plan") as of November 1, 1996. The Plan allowed the Board of Directors to grant stock options up to a maximum of 600,000 shares of common stock. The exercise price for each share purchasable under the Plan would not be less than 100% of the fair market value per share on the date the option is granted. No options were granted in 1997. This plan was not presented to or approved by shareholders within one year and so lapsed.

Employment Arrangements

	On September 25, 1997, the Company had entered into an employment agreement, with John Findley, for a period of 5 years and 5 months. This agreement expires on December 31, 2002 but can be renewed by mutual agreement.

 The agreement sets forth a monthly salary of $10,000 plus bonus compensation based on company profits. No bonus compensation was paid in 1997. Mr Findley's contract and employment remained with OTMC upon the sale of the Company's 100% ownership of OTMC.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth, as of December 31, 1997, certain information with regard to beneficial ownership of outstanding shares of the Company's common stock by (i) each person known by the company to beneficially own five percent or more of the outstanding shares of the Company's common stock; (ii) each Director individually; and (iii) all executive officers and Directors of the Company as a group.


Name and Address of	          	Amount and Nature of	              Percent
Beneficial Owner            		Beneficial Ownership (1)           	of Class
-------------------           -----------------------             --------
Beneficial Holders
------------------

W. Guerry Bangert			                 516,016	                     		8.4%
146 Sugarberry Circle
Houston, TX 77024

Gupco Finanzaria, S.A.	             	678,516              		      	11.0%
c/o Heinrich Kohler
Favona S. A. Societe Fid 15-17,
Rue de la Cite BP 452
1211 Geneve 11, Switzerland

Officers and Directors
----------------------

C. A. Beane (2) 	            		      737,290               	      	12.0%
9145 Briar Forest
Houston, TX 77024

John R. Blocker (3)	               		103,226	                    			 *
50 Briar Hollow, Suite 200
Houston, TX 77027

Maurice Duncan (3)                			528,516                    				8.6%
4325 East 87th Street
Tulsa, OK 74137

James R. Hagan (2)                 		215,063	                    			 *
1585 Madrono Avenue
Palo Alto, CA 94306


Boland Machine and		                	495,484	                    			8.0%
Manufacturing Co. Inc. (3)
288 St. Charles Avenue
New Orleans, LA 70130

Susan L. Penticoff (4)	       	       49,548                    				 *
11802 Basilica
Houston, TX 77099

Carl Pfeiffer (3)		                 	214,710	                    			 *
2112 Fulham Court
Houston, TX 77063

Bruce Withers (3)	           		      103,226		                    		 *
1610 Woodstead Court, #130
The Woodlands, TX 77380

All Executive Officers	       	    2,447,063	                   			39.8%
and Directors as a group
(8 persons)


*         Less than 5%.
(1)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and dispositive power with respect to all securities owned by them.
(2)	Officer and Director
(3)	Director
(4)	Officer

Item 12.  Certain Relationships and Related Transactions

	At December 31, 1997, the Company had an installment loan to the Estate of Edgar Monroe, administered by Mr. Robert Monroe, a member of the Board of Directors. The loan bears interest at 10.75%, is payable in monthly installments of $14,341 including interest through January 21, 2001and is collateralized by transportation and field equipment. The amount due under the loan at December 31, 1997 was $445,779 and for the year ended 1997, the Company paid $18,144 in interest.

Item 13. Exhibits and Reports on Form 8-K

	(a.)  Exhibits

	Exhibit No.	     	Item
 -----------       ----
	4.1		            	Certificate of Determination of Preferences of
                   Preferred Shares dated February 21, 1997.

	4.2	            		Certificate of Determination of Preferences of
                   Preferred Shares dated June 21, 1997.

	4.3	            		Series B Preferred Stock
 .
	16.1	Form 8-K     Changes in Registrant's Certifying Accountant
	      	   (b)   	 Reports on Form 8-K

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

OASIS OIL CORPORATION

By: 	   /s/ C. A. Beane
      ------------------
      	C. A. Beane
      	President and CEO


By: 	   /s/ Susan L. Penticoff
    	  -----------------------
       Susan L. Penticoff
	      Treasurer and Assistant Secretary

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: 	  /s/ C. A. Beane      President and CEO	          	August 15, 1999
      -----------------
      	C. A. Beane

By: 	 /s/ James Hagan       Secretary, and Director     	August 15, 1999
      ----------------
     	James Hagan

By: 	 /s/ Dale Hill        	Director			                 	August 15, 1999
      --------------
     	Dale Hill