Form 10QSB
period 1998-03-31
OASIS OIL CORP
filed 1999-09-02
CIK 103501

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

          For the quarterly period ended   March 31, 1998 or
                                         ----------------

          Transition report under to Section 13 or 15 (d) of the Securities
  -------
          Exchange Act of 1934

    For the transition period from      to      .
                                  -----    -----
                          Commission File Number 0-5833


                                OASIS OIL CORPORATION
                                ---------------------
             (Exact name of small business issuer as specified in its charter)


          NEVADA                                94-1713830
   ------------------------------                 ------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


              1800 ST. JAMES PLACE, SUITE 101. HOUSTON. TEXAS 77056
              -----------------------------------------------------
                (Address of principal executive office & zip code)


                                (713) 627-8875
                         -------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes        No   X
                           -------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        CLASS OF EQUITY                    OUTSTANDING
 ----------------------------               ---------
Common Stock, $0.05 par value               6,150,000

Series B Preferred Stock, $1.00 par value      63,694

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             -----    -----

                              OASIS OIL CORPORATION


                                     INDEX

                                                                        Page
                                                                        ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at March 31, 1998                        3
        Consolidated Statement of Operations for the three
           months Ended March 31, 1998 and 1997                             4
        Consolidated Statement of Cash Flows for the three
           months ended March 31, 1998 and 1997                             5
        Condensed Notes to Interim Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7 - 9

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                   9



                       PART 1   FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)
                                                              March 31,
                                                                 1998
                                                              ---------
ASSETS

CURRENT ASSETS
  Cash                                                          $   113
  Accounts Receivable - trade                                     1,798
  Inventories                                                       373
  Prepaid Expenses                                                  390
                                                              ---------

TOTAL CURRENT ASSETS                                              2,674

  Property, equipment, and leasehold improvements, net              898
  Deposits                                                            6
  Goodwill,net                                                      187
                                                              ---------
      TOTAL ASSETS                                               $3,765
                                                              =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable - Line of credit                                $   200
  Accounts payable                                                2,346
  Accrued expenses                                                  145
  Current maturities of long-term debt                              188
                                                              ---------
TOTAL CURRENT LIABILITIES                                         2,879

  Long-term debt, less current maturities                           515
                                                              ---------
TOTAL  LIABILITIES                                                3,394

STOCKHOLDERS' EQUITY

  Preferred Stock, $1 par value, 1,000,000 shares authorized        637
  Common Stock, $.05 par value, 50,000,000 shares                   308
    authorized
  Additional paid-in capital                                        378
  Current Dividends Payable                                        ( 21)
  Deficit                                                          (931)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                          371
                                                              ---------
TOTAL LIABILITIES AND EQUITY                                    $  3765
                                                              =========

                                Page 3 of 10

                            OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands of dollars)
                                   (Unaudited)
                                                     THREE MONTHS ENDED
                                                         MARCH 31,

                                                   1998               1997
                                                   ----               ----

Sales                                           $ 9,618            $ 3,552

Cost of sales                                     8,789              3,168
                                                -------            -------

Gross Margin                                        829                384
                                                -------            -------
Operating expenses
   Selling                                           80                  5
   General and administrative                       680                407
                                                -------            -------

Total operating expenses                            760                412
                                                -------            -------
Net operating income (loss)                          69                (28)

Other income (expense)
    Interest expense                                (18)               (13)
    Other                                           ( 4)                (7)
                                                -------            -------

Total other expenses, net                           (22)               (20)
                                                -------            -------

Net income (loss)                               $    47           $    (48)
                                                =======           ========

Per share - basic and assuming dilution         $     0           $   (.01)
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,150,000          6,000,000
                                              =========          =========

                               OASIS OIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                         1998          1997
                                                         ----          ----

Net cash provided by (used in) operating activities    $ (20)        $   61
                                                       -----         ------

Cash flows from investing activities:
   Purchases of fixed assets                             (36)           (11)
                                                       -----         ------

Cash flows from financing activities:
   Repayments on line of credit                           --           (100)
   Repayments on long-term debt                         (104)            (5)
   Current dividends on preferred stock                  (21)             -
                                                       -----          -----

Net cash provided by (used in)
  financing activities                                  (125)          (105)
                                                       -----          -----

Net decrease in cash                                    (181)           (55)
Cash, beginning of period                                294            134
                                                       -----          -----
Cash, end of period                                   $  113          $  79
                                                      ======          =====



Cash paid during the periods for:

     Interest                                       $ 21,578       $ 13,674
     Taxes                                                 0              0


OASIS OIL CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the Oasis Oil Corporation's 1997 Form 10-KSB.

NOTE 2. Effective for the year ended December 31, 1997, the Company was required to adopt Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings per common share information.

           The basic net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding.

           Diluted net income per common share is computed by dividing the net income available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

           Income available to common shareholders was reduced by preferred stock dividends. There were no potential dilutive securities.


NOTE 3. Effective March 31, 1999, the Company sold 100% of its ownership in Oasis Transportation and Marketing Corporation ("OTMC"), representing the discontinuation of all of its existing operations. The Company received $350,000 in cash and a note receivable for $1,500,000. The note receivable has no stated interest rate, is due in monthly installments of $45,000 as defined in the agreement and the installments are payable starting in May 1999. All amounts that remain unpaid after 24 months are due April 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

Since February 1996, the Company was principally engaged in the service of gathering, transporting and marketing of domestic crude oil through its wholly-owned subsidiary, OTMC. As a first purchaser of crude oil, the Company offered a complete division order and royalty disbursement service to its producer accounts. During this period the Company sustained substantial operating losses and effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. Management believes the proceeds from the sale of OTMC is sufficient to cover the overhead of the exisiting Company, and the credit facility due November 6, 1999 will be renewed through the bank or paid through private financing.

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

Results of Operations

Revenue increased $6,066,000 (171%) in the first quarter of 1998 over the first quarter of 1997. The increase is a result of increased transporting volume. During the first quarter of 1998, OTMC transported and marketed approximately 196,600 barrels of crude oil per month compared to approximately 54,000 barrels per month during the first quarter of 1997.

The Company's sales and purchase contracts are based upon the purchase price of crude oil which reduces the effect of normal price fluctuations because it is considered a widely traded commodity. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll, fuel, etc.). These variable expenses are directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 8.62% the first quarter of 1998 compared to 10.81% during the same period of 1997.

Selling expenses increased during the first quarter of 1998 compared to the first quarter of 1997 due to the hiring of two new marketing personnel in late 1997 along with increased commission costs. The increase in general and administrative expenses in 1998 was primarily due to the Company's move to West Texas, increased personnel required to handle the increased business and the due diligence associated with potential acquisitions.

Liquidity and Capital Resources

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

At December 31, 1997, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.75% at March 31, 1998). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at March 31, 1998 were $200,000.


Year 2000

The Company's internal business information systems are primarily comprised of commercial application software products offered by recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. On January 1, 1999, the Company began using its new accounting and financial reporting software implemented during 1998. The reasons for such purchase included the assurance of Year 2000 compliance. Costs incurred specifically related to Year 2000 issues have totaled less than $2,000 as of December 1998.

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

The Company cannot anticipate the impact of Year 2000 compliance on its clients at this time. The Company is unaware of any client who may be impacted by the Year 2000 issue. A failure of a client to appropriately handle issues related to the Year 2000 might have an adverse impact on the financial results of the Company.

Forward Looking Statements

This quarterly report for the quarter ended March 31, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
 (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            OASIS OIL CORPORATION




Date:       August 31, 1999                 /s/ C. A. Beane
                                      -----------------------
                                            C. A.  Beane, President