Form 10QSB
period 1998-06-30
OASIS OIL CORP
filed 1999-09-07
CIK 103501

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
  ------
          Exchange Act of 1934

    For the quarterly period ended June 30, 1998 or
                                   -------------

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
                        Yes        No   X
                           -------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              CLASS OF EQUITY                    OUTSTANDING
       ----------------------------               ---------
      Common Stock, $0.05 par value               6,150,000

Series B Preferred Stock, $1.00 par value            63,694

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             -----    -----
                                  Page 1 of 11

                              OASIS OIL CORPORATION

                                     INDEX

                                                                         Page
                                                                         ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at June 30, 1998                         3
        Consolidated Statement of Operations for the three
           months Ended June 30, 1998 and 1997                              4
        Consolidated Statement of Operations for the six
           months Ended June 30, 1998 and 1997                              5
        Consolidated Statement of Cash Flows for the three
           months ended June 30, 1998 and 1997                              6
        Condensed Notes to Interim Consolidated Financial Statements        7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8 - 10

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                  10

                          PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)

                                                                June 30,
                                                                  1998
                                                               ---------
ASSETS

CURRENT ASSETS
  Cash                                                          $   145
  Accounts Receivable - trade                                     1,855
  Inventories                                                       364
  Prepaid Expenses                                                  244
                                                              ---------

TOTAL CURRENT ASSETS                                              2,608

  Property, equipment, and leasehold improvements, net              887
  Deposits                                                            6
  Goodwill,net                                                      184
                                                              ---------
      TOTAL ASSETS                                               $3,685
                                                              =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable - Line of credit                                $   250
  Accounts payable                                                2,303
  Accrued expenses                                                  136
  Current maturities of long-term debt                              185
                                                              ---------
TOTAL CURRENT LIABILITIES                                         2,874

  Long-term debt, less current maturities                           429
                                                              ---------
TOTAL  LIABILITIES                                                3,303

STOCKHOLDERS' EQUITY

  Preferred Stock, $1 par value, 1,000,000 shares authorized        637
  Common Stock, $.05 par value, 50,000,000 shares                   308
    authorized
  Additional paid-in capital                                        378
  Current Dividends Payable                                        ( 44)
  Deficit                                                          (897)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                          382
                                                              ---------
TOTAL LIABILITIES AND EQUITY                                    $ 3,685
                                                              =========

                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands of dollars)
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                   1998               1997
                                                   ----               ----

Sales                                           $10,411            $ 2,284

Cost of sales                                     9,622              1,947
                                                -------            -------

Gross Margin                                        789                337
                                                -------            -------
Operating expenses
   Selling                                           61                 15
   General and administrative                       674                601
                                                -------            -------

Total operating expenses                            735                616
                                                -------            -------
Net operating income (loss)                          54               (279)

Other income (expense)
    Interest expense                                (17)               (11)
    Other                                           ( 3)                 -
                                                -------            -------

Total other expenses, net                           (20)               (11)
                                                -------            -------

Net income (loss)                               $    34           $   (290)
                                                =======           ========

Per share - basic and assuming dilution         $     0           $   (.05)
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,150,000          6,000,000
                                              =========          =========


                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands of dollars)
                                   (Unaudited)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,

                                                   1998               1997
                                                   ----               ----

Sales                                           $20,029            $ 5,836

Cost of sales                                    18,411              5,114
                                                -------            -------

Gross Margin                                      1,618                722
                                                -------            -------
Operating expenses
   Selling                                          141                 20
   General and administrative                     1,354              1,020
                                                -------            -------

Total operating expenses                          1,495              1,040
                                                -------            -------
Net operating income (loss)                         123               (318)

Other income (expense)
    Interest expense                                (35)               (25)
    Other                                           ( 7)                 3
                                                -------            -------

Total other expenses, net                           (42)               (22)
                                                -------            -------

Net income (loss)                               $    81           $   (340)
                                                =======           ========

Per share - basic and assuming dilution         $   .01           $   (.06)
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,150,000          6,000,000
                                              =========          =========



                               OASIS OIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                        1998          1997
                                                        ----          ----

Net cash provided by (used in) operating activities    $ 116        $  (42)
                                                       -----         ------

Cash flows from investing activities:
   Purchases of fixed assets                             (77)          (11)
                                                       -----         ------

Cash flows from financing activities:
   Borrowings (repayments) on line of credit              50           (17)
   Repayments on long-term debt                         (194)            -
   Current dividends on preferred stock                  (44)            -
                                                       -----         -----

Net cash provided by (used in)
  financing activities                                  (188)          (17)
                                                       -----         -----

Net decrease in cash                                    (149)          (70)
Cash, beginning of period                                294           134
                                                       -----         -----
Cash, end of period                                   $  145         $  64
                                                      ======         =====



Cash paid during the periods for:

     Interest                                       $ 48,710       $ 25,490
     Taxes                                                 0              0


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

Results of Operations

Revenue increased $8,127,000 (356%) in the second quarter period ending
June 30, 1998 over the second quarter period ending June 30, 1997 and $14,193,000 (243%) for the six-month period ending June 30, 1998 as compared to the same period ending June 30, 1997. The increase is a result of increased transporting volume. During the second quarter of 1998, OTMC transported and marketed approximately 248,600 barrels of crude oil per month, and 445,000 barrels per month for the six-month period ending June 30, 1998. Barrels transported and marketed for the comparable three and six-month periods ending June 30, 1997 were 48,000 and 102,000, respectively.

The Company's sales and purchase contracts are based upon the purchase price of crude oil. These contracts purport to reduce the effect of normal price fluctuations because crude oil is considered a widely traded commodity. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll, fuel, etc.). These variable expenses are directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 7.6% for the second quarter of 1998, and 8.1% for the six months ending June 30, 1998. Comparable three and six months gross margins for the periods ending June 30, 1997 were 14.8% and 12.4%, respectively.

Selling expenses increased during the second quarter and six month period ending June 30, 1998 as compared to the second quarter and six month period ending June 30, 1997. The increase is primarily due to the hiring of two new marketing personnel in late 1997 along with increased commission costs. The increase in general and administrative expenses in 1998 was primarily due to the Company's move to West Texas, increased personnel required to handle the increased business and the due diligence associated with potential acquisitions.

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

At June 30, 1998, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.75% at June 30, 1998). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at June 30, 1998 were $250,000.

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