Form 10QSB
period 1998-09-30
OASIS OIL CORP
filed 1999-09-08
CIK 103501

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

          For the quarterly period ended September 30, 1998 or
                                         ------------------

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
                        Yes        No   X
                           -------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS OF EQUITY                    OUTSTANDING
       ----------------------------               ---------
      Common Stock, $0.05 par value               7,150,000

      Series B Preferred Stock, $1.00 par value      63,694

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             -----    -----

                              OASIS OIL CORPORATION

                                     INDEX

                                                                         Page
                                                                         ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at September 30, 1998                    3
        Consolidated Statement of Operations for the three
           months Ended September 30, 1998 and 1997                         4
       Consolidated Statement of Operations for the nine
           months Ended September 30, 1998 and 1997                         5
        Consolidated Statement of Cash Flows for the nine
           months ended September 30, 1998 and 1997                         6
        Condensed Notes to Interim Consolidated Financial Statements    7 - 8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8 - 11

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                  11


                       PART 1   FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)

                                                            September 30,
                                                                  1998
                                                               ---------
ASSETS

CURRENT ASSETS
  Cash                                                          $   190
  Accounts Receivable - trade                                     1,658
  Inventories                                                       366
  Prepaid Expenses                                                  115
                                                              ---------
TOTAL CURRENT ASSETS                                              2,329

  Property, equipment, and leasehold improvements, net            1,283
  Deposits                                                            5
  Goodwill,net                                                      180
  Pipeline construction project                                   2,000
                                                              ---------
      TOTAL ASSETS                                               $5,797
                                                              =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable - Line of credit                                $   350
  Accounts payable                                                1,816
  Accrued expenses                                                   66
  Current maturities of long-term debt                              217
                                                              ---------
TOTAL CURRENT LIABILITIES                                         2,449

  Long-term debt, less current maturities                         1,108
                                                              ---------
TOTAL  LIABILITIES                                                3,557

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value, 1,000,000 shares authorized        637
  Common Stock, $.05 par value, 50,000,000 shares                   358
    authorized
  Additional paid-in capital                                      2,328
  Current Dividends Payable                                        ( 67)
  Deficit                                                        (1,016)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                        2,240
                                                              ---------
TOTAL LIABILITIES AND EQUITY                                    $ 5,797
                                                              =========

                               Page 3 of 12

                            OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands of dollars)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,

                                                   1998               1997
                                                   ----               ----

Sales                                           $ 9,720            $ 3,879

Cost of sales                                     9,086              3,699
                                                -------            -------

Gross Margin                                        634                180
                                                -------            -------
Operating expenses
   Selling                                           50                 37
   General and administrative                       674                409
                                                -------            -------

Total operating expenses                            724                446
                                                -------            -------
Net operating income (loss)                         (90)              (266)

Other income (expense)
    Interest expense                                (24)               (15)
    Other                                           ( 5)               ( 1)
                                                -------            -------

Total other expenses, net                           (29)               (16)
                                                -------            -------

Net income (loss)                               $  (119)          $   (282)
                                                =======           ========

Per share - basic and assuming dilution         $  (.02)           $  (.05)
                                                =======           ========

Weighted average number of common
  shares outstanding                           6,476,087          6,000,000
                                               =========          =========


                              OASIS OIL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands of dollars)
                                   (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,

                                                   1998               1997
                                                   ----               ----

Sales                                           $29,749            $ 9,715

Cost of sales                                    27,497              8,814
                                                -------            -------

Gross Margin                                      2,252                901
                                                -------            -------
Operating expenses
   Selling                                          191                 57
   General and administrative                     2,028              1,431
                                                -------            -------

Total operating expenses                          2,219              1,488
                                                -------            -------
Net operating income (loss)                          33               (587)

Other income (expense)
    Interest expense                                (59)               (39)
    Other                                           (12)                 4
                                                -------            -------

Total other expenses, net                           (71)               (35)
                                                -------            -------

Net income (loss)                               $   (38)          $   (622)
                                                =======           ========

Per share - basic and assuming dilution         $  (.02)          $   (.10)
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,259,890          6,000,000
                                              =========          =========


                           OASIS OIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,

                                                        1998          1997
                                                        ----          ----

Net cash (used in) operating activities                $(179)       $ (247)
                                                       -----         ------

Cash flows used in investing activities:
   Purchases of fixed assets                            (525)         (249)
                                                       -----        ------


Cash flows from financing activities:
   Net borrowings (repayments) on line of credit         150           243
   Borrowings on long-term debt                          806           468
   Repayments on long-term debt                         (289)         (240)
   Current dividends on preferred stock                  (67)            -
                                                       -----         -----
Net cash provided by (used in)
  financing activities                                   600           471
                                                       -----         -----

Net decrease in cash                                    (104)          (25)
Cash, beginning of period                                294           134
                                                       -----         -----
Cash, end of period                                   $  190         $ 109
                                                      ======         =====



Cash paid during the periods for:

     Interest                                       $ 71,186       $ 40,444
     Taxes                                                 0              0


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



NOTE 4. In August 1998, the Company entered into an agreement with an employee, who is also a shareholder and director of the Company, to purchase the employee's rights to serve as the general contractor under a pipeline construction contract. The Company exchanged 1,000,000 shares of the Company's common stock, warrants for 1,500,000 additional shares of the Company's common stock and a $50,000 promissory note for these exclusive rights. The promissory note has no stated interest and, as amended, is due February 28, 2000.

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

Results of Operations

Revenue increased $5,841,000 (151%) in the third quarter ending
September 30, 1998 over the third quarter ending September 30, 1997, and $20,034,000 (206%) for the nine month period ending September 30, 1998 over the same period ending September 30, 1997. The increase is a result of increased transporting volume. During the third quarter of 1998, OTMC transported and marketed approximately 254,000 barrels of crude oil per month, and 233,000 barrels per month for the nine-month period ending September 30, 1998. Barrels transported and marketed for the comparable three and nine-month periods ending September 30, 1997 were 70,000 and 57,000, respectively.

The Company's sales and purchase contracts are based upon the purchase price of crude oil. These contracts purport to reduce the effect of normal price fluctuations because crude oil is considered a widely traded commodity. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll, fuel, etc.). These variable expenses are directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 6.5% for the third quarter of 1998, and 7.6% for the nine months ending September 30, 1998. Comparable three and nine months gross margins for the periods ending September 30, 1997 were 4.6% and 9.3%, respectively.

Selling expenses increased during the third quarter and nine month period ending September 30, 1998 as compared to the third quarter and nine month period ending September 30, 1997. The increase is primarily due to the hiring of two new marketing personnel in late 1997 along with increased commission costs. The increase in general and administrative expenses in 1998 was primarily due to the Company's move to West Texas, increased personnel required to handle the increased business and the due diligence associated with potential acquisitions.

Liquidity and Capital Resources

In 1996, a major customer notified the Company that the Company delivered an improper product into their pipeline that subsequently damaged their refinery. The customer filed a lawsuit in the 347th Judicial District Court in Nueces County, Texas asserting damages in the amount of $1,000,000. The Company is covered by a general liability insurance policy that provides per occurrence and an aggregate amount of $2,000,000. The policy is subject to a deductible of $10,000. The Company notified the insurance company of the event described above and paid the deductible amount. Representatives of the insurance company took charge of the defense of the case and in April 1999, the case was settled for $700,000 paid by the insurance company. The Company's total out-of-pocket cost was the $10,000 deductible.

During the third quarter of 1998, the Company purchased 3 Mack trucks and 3 Polar trailers. The fixed asset purchase was funded through a loan with a financial institution. The loan bears interest at the rate of 9.5%, is due on September 1, 2003, and is collateralized by these fixed assets.

During the third quarter 1998, the Company borrowed approximately $375,000 from a financial institution to repay a loan to the Edgar Monroe Estate which is administered by a director of the Company. The new loan bears interest at the rate of 10% per annum, is due on March 1, 2002, and is collateralized by 10 trucks and 13 trailers owned by the Company.


At September 30, 1998, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9.75% at September 30, 1998). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at September 30, 1998 were $100,000.

At September 30, 1998, the Company had a revolving line of credit facility with a bank. The credit agreement bears interest at the rate of 1% above prime (9.5% at September 30, 1998). The loan is personally guaranteed by five directors of the Company. Borrowings under this agreement at September 30, 1998 were $250,000.

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

Forward Looking Statements

This quarterly report for the quarter ended September 30, 1998 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
 (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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



                                            OASIS OIL CORPORATION




Date:       September 7, 1999                 /s/ C. A. Beane
                                            -----------------------
                                            C. A.  Beane, President