Form 10QSB
period 1999-03-31
OASIS OIL CORP
filed 1999-09-23
CIK 103501

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

    For the quarterly period ended March 31, 1999 or
                                   --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
      As of September 21, 1999:

        CLASS OF EQUITY                    OUTSTANDING
 ----------------------------               ---------
Common Stock, $0.05 par value               7,150,000

Series B Preferred Stock, $1.00 par value      63,694

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             -----    -----

                              OASIS OIL CORPORATION

                                     INDEX

                                                                          Page
                                                                          ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at March 31, 1999                         3
        Consolidated Statement of Operations for the three
           months Ended March 31, 1999 and 1998                              4
        Consolidated Statement of Cash Flows for the three
           months ended March 31, 1999 and 1998                              5
        Condensed Notes to Interim Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6 - 9

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                    9



                       PART 1   FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)

                                                                 March 31,
                                                                   1999
                                                                 ---------
ASSETS

CURRENT ASSETS
  Cash                                                          $   222
  Accounts Receivable - trade                                     1,676
  Inventories                                                        16
  Prepaid Expenses                                                   59
                                                              ---------

TOTAL CURRENT ASSETS                                              1,973

  Property, equipment, and leasehold improvements, net            1,146
  Goodwill,net                                                      173
                                                              ---------
      TOTAL ASSETS                                               $3,292
                                                              =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable - Line of credit                                $   500
  Accounts payable                                                2,054
  Accrued expenses                                                  234
  Current maturities of long-term debt                              332
                                                              ---------
TOTAL CURRENT LIABILITIES                                         3,120

  Long-term debt, less current maturities                           718
                                                              ---------
TOTAL  LIABILITIES                                                3,838

STOCKHOLDERS' EQUITY

  Preferred Stock, $1 par value, 1,000,000 shares authorized        637
  Common Stock, $.05 par value, 50,000,000 shares                   358
    authorized
  Additional paid-in capital                                      2,328
  Current Dividends Payable                                        ( 22)
  Deficit                                                        (1,847)
  Receivable from shareholder                                    (2,000)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                         (546)
                                                              ---------
TOTAL LIABILITIES AND EQUITY                                    $ 3,292
                                                              =========

                           OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   1999               1998
                                                   ----               ----

Sales                                           $ 8,083            $ 9,618

Cost of sales                                     7,448              8,789
                                                -------            -------

Gross Margin                                        635                829
                                                -------            -------
Operating expenses
   Selling                                           49                 80
   General and administrative                       611                680
                                                -------            -------

Total operating expenses                            660                760
                                                -------            -------
Net operating income (loss)                         (25)                69

Other income (expense)
    Interest expense                                (23)               (18)
    Other                                           ( 1)               ( 4)
                                                -------            -------

Total other expenses, net                           (24)               (22)
                                                -------            -------

Net income (loss)                               $   (49)          $     47
                                                =======           ========

Per share - basic and assuming dilution         $  (.01)          $    .00
                                                =======           ========

Weighted average number of common
  shares outstanding                           7,150,000         6,150,000
                                               =========         =========



                              OASIS OIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        1999          1998
                                                        ----          ----

Net cash provided by (used in) operating activities    $ (27)       $  (20)
                                                       -----         ------

Cash flows from investing activities:
   Purchases of fixed assets                             ( 6)          (36)
                                                       -----         ------

Cash flows from financing activities:
   Repayments on long-term debt                          (98)         (104)
   Current dividends on preferred stock                  (22)         ( 21)
                                                       -----         -----

Net cash provided by (used in)
  financing activities                                  (120)         (125)
                                                       -----         -----

Net decrease in cash                                    (153)         (181)
Cash, beginning of period                                375           294
                                                       -----         -----
Cash, end of period                                   $  222         $ 113
                                                      ======         =====


Cash paid during the periods for:

     Interest                                       $ 45,934       $ 21,578
     Taxes                                                 0              0

OASIS OIL CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the Oasis Oil Corporation's 1998 Form 10-KSB.

NOTE 2. The basic net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding.

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

Results of Operations

Revenue decreased $1,535,000 (16%) in the first quarter ending March 31, 1999 over the first quarter ending March 31, 1998. Although the actual volume of crude oil transported increased by 12%, falling crude oil prices had a significant impact on the total sales volume and gross profit. During the first quarter of 1999, OTMC transported and marketed approximately 223,000 barrels of crude oil per month compared to approximately 196,600 barrels per month during the first quarter 1998.

The Company's sales and purchase contracts are based upon the purchase price of crude oil. These contracts purport to reduce the effect of normal price fluctuations because crude oil is considered a widely traded commodity. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (drivers payroll, fuel, etc.). These variable expenses are directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 7.9% for the first quarter of 1999 as compared to 8.7% for the first quarter 1998.

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

At March 31, 1999, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provides for a maximum borrowing base of 70% of eligible receivables and is due on demand. The credit agreement bears interest at prime plus 1.25% (9% at March 31, 1999). The line of credit is collateralized by substantially all the Company's assets. Borrowings under this agreement at March 31, 1999 were $100,000.

Management believes the proceeds from the sale of OTMC is sufficient to cover the overhead of the exisiting Company, and the credit facility due November 6, 1999 will be renewed through the bank or paid through private financing.

Year 2000

The Company's internal business information systems are primarily comprised of commercial application software products offered by recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. On January 1, 1999, the Company began using its new accounting and financial reporting software implemented during 1998. The reasons for such purchase included the assurance of Year 2000 compliance. Costs incurred specifically related to Year 2000 issues have totaled less than $2,000 as of March 31, 1999.

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

Forward Looking Statements

This quarterly report for the quarter ended March 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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



                                            OASIS OIL CORPORATION




Date:       September 25, 1999                 /s/ C. A. Beane
                                            -----------------------
                                            C. A.  Beane, President