Form 10QSB
period 1999-06-30
OASIS OIL CORP
filed 1999-09-30
CIK 103501

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

    For the quarterly period ended June 30, 1999 or
                                   --------------

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
                                  Page 1 of 11

                              OASIS OIL CORPORATION

                                     INDEX

                                                                          Page
                                                                          ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at June 30, 1999                          3
        Consolidated Statement of Discontinued Operations for the three
           months Ended June 30, 1999 and 1998                               4
        Consolidated Statement of Discontinued Operations for the six
           Months Ended June 30, 1999 and 1998                               5
       Consolidated Statement of Discontinued Cash Flows for the six
           months ended March 31, 1999 and 1998                              6
        Condensed Notes to Interim Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7 - 9

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                9 -10


                       PART 1   FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)

                                                                June 30,
                                                                  1999
                                                               ---------

ASSETS
CURRENT ASSETS
  Cash                                                          $    27
  Accounts Receivable - trade                                       129
  Note receivable - sale of Oasis Transportation
    And Marketing Corporation                                     1,381
  Prepaid Expenses                                                    2
                                                              ---------

TOTAL CURRENT ASSETS                                              1,539

  Property, equipment, and leasehold improvements, net               31
  Deposits                                                            4
                                                              ---------
      TOTAL ASSETS                                               $1,574
                                                              =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable - Line of credit                                $   400
  Accounts payable                                                   28
  Current maturities of long-term debt                                2
                                                              ---------
TOTAL CURRENT LIABILITIES                                           430

  Long-term debt, less current maturities                           196
                                                              ---------
TOTAL  LIABILITIES                                                  626

STOCKHOLDERS' EQUITY

  Preferred Stock, $1 par value, 1,000,000 shares authorized        637
  Common Stock, $.05 par value, 50,000,000 shares                   358
    authorized
  Additional paid-in capital                                      2,328
  Current Dividends Payable                                        ( 44)
  Deficit                                                        (  331)
  Receivable from shareholder                                    (2,000)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                          948
                                                              ---------
TOTAL LIABILITIES AND EQUITY                                    $ 1,574
                                                              =========

                                  Page 3 of 11

                           OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                         JUNE 30,

                                                   1999               1998
                                                   ----               ----

Sales                                           $    --            $10,411

Cost of sales                                        --              9,622
                                                -------            -------

Gross Margin                                         --                789
                                                -------            -------
Operating expenses
   Selling                                           --                 61
   General and administrative                       115                674
                                                -------            -------

Total operating expenses                            115                735
                                                -------            -------
Operating income (loss)                            (115)                54

Other income (expense)
    Interest expense                                 (8)               (17)
    Interest income                                  10                 --
    Other                                            --                ( 3)
                                                -------            -------

Total other expenses, net                             2                (20)
                                                -------            -------

Income (loss) from continuing operations        $  (113)          $     34
                                                -------           --------
Gain on disposal of Oasis Transportation
  And Marketing Corporation                     $ 1,629           $     --
                                                -------           --------
Net income                                      $ 1,516           $     34
                                                =======           ========
Per share - basic and assuming dilution
    Continuing operations                       $  (.02)          $    .00
    Discontinued operations                         .23                 --
                                                -------           --------
Net income                                      $   .21           $    .00
                                                =======           ========
Weighted average number of common
  shares outstanding                          7,150,000          6,150,000
                                              =========          =========

                                 Page 4 of 11

                            OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,

                                                   1999               1998
                                                   ----               ----

Sales                                           $ 8,083            $20,029

Cost of sales                                     7,448             18,411
                                                -------            -------

Gross Margin                                        635              1,618
                                                -------            -------
Operating expenses
   Selling                                           49                141
   General and administrative                       724              1,354
                                                -------            -------

Total operating expenses                            773              1,495
                                                -------            -------
Operating income (loss)                         $  (138)           $   123

Other income (expense)
  Interest expense                                 ( 31)              ( 35)
  Interest income                                    10                 --
  Other                                            (  1)              (  7)
                                                 ------             ------
       Total other expenses, net                   ( 22)              ( 42)
                                                 ------             ------

Income (loss) from continuing operations         $ (160)            $   81
                                                 ------             ------
Gain on disposal of Oasis Transportation
  and Marketing Corporation                     $ 1,629             $   --
                                                -------             ------
Net income                                      $ 1,469             $   81
                                                =======             ======
Per share - basic and assuming dilution
  Continuing operations                         $  (.03)          $    .01
   Discontinued operations                          .23                 --
                                                -------           --------
Net income                                      $   .20           $    .01
                                                =======           ========
Weighted average number of common
  shares outstanding                          7,150,000          6,150,000
                                              =========          =========

                              OASIS OIL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF DISCONTINUED CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,

                                                       1999          1998
                                                       ----          ----

Net cash provided by (used in) operating activities    $(217)       $  116
                                                       -----        ------

Cash flows from investing activities:
   Purchases of fixed assets                             ( 7)          (77)
   Collections on notes receivable                       119            --
                                                       -----        ------
     Net cash provided by (used in) investing
       Activities                                        112           (77)

Cash flows from financing activities:
   Borrowings (repayments) on line of credit              --            50
   Repayments on long-term debt                         (199)         (194)
   Current dividends on preferred stock                  (44)         ( 44)
                                                       -----         -----
Net cash provided by (used in)
  financing activities                                  (243)         (188)
                                                       -----         -----

Net decrease in cash                                    (348)         (149)
Cash, beginning of period                                375           294
                                                       -----         -----
Cash, end of period                                   $   27         $ 145
                                                      ======         =====


Cash paid during the periods for:

     Interest                                       $ 57,150      $ 48,710
     Taxes                                                 0             0

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

At June 30, 1999, the Company had a revolving line of credit facility with a bank. The credit agreement provides for maximum borrowings of $500,000 and is due November 6, 1999. The credit agreement bears interest at prime plus one percent (8.75% at June 30, 1999), and is guaranteed by directors of the Company. Borrowings under this agreement at June 30, 1999 were $400,000. The Company plans to renew the Credit Facility on November 6, 1999, or if they cannot renew with the Bank, they will seek private financing.

Management believes the proceeds from the sale of OTMC is sufficient to cover the overhead of the existing Company, and the credit facility due November 6, 1999 will be renewed through the bank or paid through private financing.

Year 2000

The Company's internal business information systems are primarily comprised of commercial application software products offered by recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. On January 1, 1999, the Company began using its new accounting and financial reporting software implemented during 1998. The reasons for such purchase included the assurance of Year 2000 compliance. Costs incurred specifically related to Year 2000 issues have totaled less than $2,000 as of June 30, 1999.

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

Forward Looking Statements

This quarterly report for the quarter ended June 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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



                                            OASIS OIL CORPORATION




Date:       September 30, 1999                 /s/ C. A. Beane
                                               -----------------------
                                               C. A.  Beane, President