Form 10QSB
period 1999-09-30
OASIS OIL CORP
filed 1999-11-12
CIK 103501

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

          For the quarterly period ended September 30, 1999 or
                                         ------------------

          Transition report under to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

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

      As of November 1, 1999:
              CLASS OF EQUITY                    OUTSTANDING
       ----------------------------               ---------
Common Stock, $0.05 par value               7,150,000
Series B Preferred Stock, $1.00 par value      63,694

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             -----    -----
                                  Page 1 of 11

                              OASIS OIL CORPORATION

                                     INDEX


                                                                          Page
                                                                          ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at September 30, 1999                     3
        Consolidated Statement of Discontinued Operations for the three
           months Ended September 30, 1999 and 1998                          4
        Consolidated Statement of Discontinued Operations for the nine
           Months Ended September 30, 1999 and 1998                          5
       Consolidated Statement of Discontinued Cash Flows for the nine
           months ended September 30, 1999 and 1998                          6
        Condensed Notes to Interim Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7 - 9

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                9 -10

Item 4. Submission of Matters to a Vote of Security-Holders                 10




                       PART 1   FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)

                               September 30, 1999
                               ------------------

ASSETS

CURRENT ASSETS
  Cash                                                          $    18
  Accounts Receivable - trade                                        78
  Note receivable - sale of Oasis Transportation
    And Marketing Corporation                                     1,261
  Prepaid Expenses                                                   17
                                                              ---------

TOTAL CURRENT ASSETS                                              1,374

  Property, equipment, and leasehold improvements, net               29
  Deposits                                                            4
                                                              ---------
      TOTAL ASSETS                                               $1,407
                                                              =========

LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Notes payable - Line of credit                                $   400
  Accounts payable                                                   16
  Current maturities of long-term debt                                2
                                                              ---------
TOTAL CURRENT LIABILITIES                                           418

  Long-term debt, less current maturities                             3
  Dividends payable                                                 215
                                                              ---------
TOTAL  LIABILITIES                                                  636

STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value, 1,000,000 shares authorized        637
  Common Stock, $.05 par value, 50,000,000 shares
    authorized                                                      358
  Additional paid-in capital                                      2,328
  Current Dividends Payable                                        ( 67)
  Deficit                                                        (  485)
  Receivable from shareholder                                    (2,000)
                                                              ---------
TOTAL STOCKHOLDERS' EQUITY                                          771
                                                              ---------
TOTAL LIABILITIES AND EQUITY                                    $ 1,407
                                                              =========

                            OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   1999               1998
                                                   ----               ----

Sales                                           $    --            $ 9,720

Cost of sales                                        --              9,086
                                                -------            -------

Gross Margin                                         --                634
                                                -------            -------
Operating expenses
   Selling                                           --                 50
   General and administrative                       150                674
                                                -------            -------

Total operating expenses                            150                724
                                                -------            -------
Operating loss                                     (150)               (90)

Other income (expense)
    Interest expense                                 (9)               (24)
    Interest income                                  15                 --
    Other                                            --                ( 5)
                                                -------            -------

Total other income (expenses), net                    6                (29)
                                                -------            -------

Loss from continuing operations                 $  (144)          $   (119)
                                                -------           --------
Loss on disposal of Oasis Transportation
  And Marketing Corporation                     $   (10)          $     --
                                                -------           --------
Net loss                                        $  (154)          $   (119)
                                                =======           ========
Per share - basic and assuming dilution
    Continuing operations                       $  (.02)          $   (.02)
    Discontinued operations                         .00                 --
                                                -------           --------
Net income (loss)                               $  (.02)          $   (.02)
                                                =======           ========
Weighted average number of common
  shares outstanding                          7,150,000          6,476,087
                                              =========          =========

                            OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   1999               1998
                                                   ----               ----

Sales                                           $ 8,083            $29,749

Cost of sales                                     7,448             27,497
                                                -------            -------

Gross Margin                                        635              2,252
                                                -------            -------
Operating expenses
   Selling                                           49                191
   General and administrative                       875              2,028
                                                -------            -------

Total operating expenses                            924              2,219
                                                -------            -------
Operating income (loss)                         $  (289)           $    33

Other income (expense)
  Interest expense                                 ( 40)              ( 59)
  Interest income                                    25                 --
  Other                                            (  1)              ( 12)
                                                 ------             ------
       Total other expenses, net                   ( 16)              ( 71)
                                                 ------             ------

Income (loss) from continuing operations         $ (305)            $  (38)
                                                 ------             ------
Gain on disposal of Oasis Transportation
  and Marketing Corporation                     $ 1,619             $   --
                                                -------             ------
Net income                                      $ 1,314             $  (38)
                                                =======             ======
Per share - basic and assuming dilution
  Continuing operations                         $  (.05)          $   (.02)
  Discontinued operations                           .23                 --
                                                -------           --------
Net income (loss)                               $   .18           $   (.02)
                                                =======           ========
Weighted average number of common
  shares outstanding                          7,150,000          6,259,890
                                              =========          =========

                              OASIS OIL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF DISCONTINUED CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,

                                                        1999          1998
                                                        ----          ----

Net cash provided by (used in) operating activities   $ 1,237       $ (246)
                                                       ------        ------

Cash flows from investing activities:
   Purchases of fixed assets                             ( 7)         (525)
   Collections on notes receivable                       239            --
   Net assets of discontinued
     Operations - OTMC                                (1,627)           --
                                                       -----        ------
     Net cash provided by (used in) investing
       Activities                                     (1,395)         (525)

Cash flows from financing activities:
   Borrowings (repayments) on line of credit              --           150
   Borrowings on long-term debt                                        806
   Repayments on long-term debt                         (199)         (289)
   Current dividends on preferred stock
                                                       -----         -----
Net cash provided by (used in)
  financing activities                                  (199)          667
                                                       -----         -----

Net decrease in cash                                    (357)         (104)
Cash, beginning of period                                375           294
                                                       -----         -----
Cash, end of period                                   $   18         $ 190
                                                      ======         =====



Cash paid during the periods for:

     Interest                                        $    66        $   71
     Taxes                                                 0             0






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

At September 30, 1999, the Company had a revolving line of credit facility with a bank. The credit agreement provides for maximum borrowings of $500,000 and is due November 6, 1999. The credit agreement bears interest at prime plus one percent (9% at September 30, 1999), and is guaranteed by directors of the Company. Borrowings under this agreement at September 30, 1999 were $400,000.
 The Company plans to renew the Credit Facility on November 6, 1999, or if they cannot renew with the Bank, they will seek private financing.

Management believes the proceeds from the sale of OTMC is sufficient to cover the overhead of the existing Company, and the credit facility due November 6, 1999 will be renewed through the bank or paid through private financing.

Year 2000

The Company's internal business information systems are primarily comprised of commercial application software products offered by recognized providers. Because these provider's products are widely distributed, commercially developed applications, the Company anticipates these applications have been or will be brought into compliance by the manufacturers. On January 1, 1999, the Company began using its new accounting and financial reporting software implemented during 1998. The reasons for such purchase included the assurance of Year 2000 compliance. Costs incurred specifically related to Year 2000 issues have totaled less than $2,000 as of September 30, 1999.

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

Forward Looking Statements

This quarterly report for the quarter ended September 30, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends,"
"expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange
Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers;
(iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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


Item 4.  Submission of Matters to a Vote of Security-Holders

      On September 3, 1999, the Company held its 1999 Annual Meeting of
Shareholders, at which time the shareholders elected C.A. Beane, James hagan and Dale Hill to serve as directors until the year 2000 annual meeting of shareholders and until their successors are elected. The holders of record of 6,483,302 voting shares out of a total of 7,468,470 voting shares on the record date were present, in person or by proxy, at the annual meeting of shareholders.





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            OASIS OIL CORPORATION




Date:     November 1, 1999                 /s/ C. A. Beane
                                       -----------------------
                                       C. A.  Beane, President


                             Page 11 of 11



