Form 10KSB
period 1999-12-31
OASIS OIL CORP
filed 2000-12-13
CIK 103501

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                             FORM 10-KSB

    X  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
 ------
       SECURITIES EXCHANGE ACT OF 1934

            For Fiscal Year ended December 31, 1999

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

           1800 St. James Place, Suite 105.  Houston.  Texas 77056
          --------------------------------------------------------
                 (Address of principal executive offices)

                Issuer's telephone number:  (713) 626-3163

           Securities registered under Section 12 (g) of the Act:

        Title of each class                             Name of each exchange
                                                         on which registered
        -------------------                             ---------------------
   Common Stock, $0.05 Par Value                                None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______ No __X__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year. $8,082,674

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Unknown. The issuer's voting stock has not been actively traded since 1975. There is presently no known value for the issuer's voting stock.

Documents Incorporated By Reference: None
Transitional Small Business Disclosure Format (check one):
Yes       No  X
     ----    ----

                                   INDEX TO FORM 10-KSB
                                           of
                                   OASIS OIL CORPORATION


                                                                  PAGE NO.
                                                                  --------
PART I
     Item 1. Description of Business                                    2
     Item 2. Description of Property                                    3
     Item 3. Legal Proceedings                                          3
     Item 4. Submission of Matters to a Vote of
                 Security Holders                                       3

PART II
     Item 5. Market for Common Equity and Related
                 Stockholder Matters                                    4
     Item 6. Management's Discussion and Analysis
                 or Plan of Operation                                   4
     Item 7. Financial Statements                                       7
     Item 8. Change in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                                  20

PART III
     Item 9. Directors, Executive Officers, Promoters and
                 Control Persons; Compliance With Section
                 16(a) of the Exchange Act                             20
     Item 10. Executive Compensation                                   21
     Item 11. Security Ownership of Certain Beneficial
                 Owners and Management                                 21
     Item 12. Certain Relationships and Related
                 Transactions                                          22
     Item 13. Exhibits and Reports on Form 8-K                         23

Forward Looking Statements

     This form 10-KSB for the year ended December 31, 1999 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes", "intends", "expect", "plans", "estimates", "anticipated", or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward looking statement made by the Company:
(i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services, (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition, (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

   The Company sustained substantial operating losses in the past which raised substantial doubt about the Company's ability to continue as a going concern. Effective March 31, 1999, the Company sold 100% of its ownership of OTMC, representing the discontinuation of all of its existing operations. After the sale of OTMC, management began exploring merger and acquisition possibilities.

     The Company is currently in negotiation with a group of investors who wish to acquire 70% of the outstanding common stock of the Company.

     The Company's results of operations for the year ended December 31, 1999 were significantly affected by the sale of OTMC and the Company's discontinuation of its operations.

Sale of OTMC

     Effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. The Company received $350,000 in cash and a note receivable for $1,500,000. The note receivable has no stated interest rate, is due in monthly installments of $45,000, as defined in the agreement, beginning in May 1999. All amounts that remain unpaid after 24 months are due April 30, 2001.

     In December 1999, the Company and the buyer agreed to settle the amount of an oil imbalance which arose prior to the sale of OTMC, which amount could not be determined at the time of sale. The agreed amount of the oil imbalance was $492,397. Under the terms of the oil imbalance settlement, the monthly installments of the Company's note receivable would be reduced from $45,000 to $15,000 per month and $30,000 would be applied to the oil imbalance. Under the terms of the agreement, the full amount of the oil imbalance would be paid by April 20, 2001, if not paid earlier.

Employees

     At December 31, 1999, the Company employed 3 full-time persons, all of whom were employed in administrative capacities. There were no employees represented by any union organization. Management believed its employee relations were satisfactory. Currently the Company has 3 active employees.

Environmental Compliance and Regulation

     OTMC's tractor-trailer operations were conducted pursuant to authority of the United States Department of Transportation and various state regulatory authorities. OTMC's transportation operations were also conducted in accordance with various laws relating to pollution and environmental control. OTMC was subject to numerous federal, state and local environmental laws and regulations, as well as associated permitting and licensing requirements. OTMC regarded compliance with applicable environmental regulations as a critical component of its overall operation, and devoted significant attention to providing quality service and products to its customers, protecting the health and safety of its employees, and protecting OTMC's facilities from damage. Management believes OTMC had obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its business. OTMC had, where appropriate, implemented operating procedures and each of its facilities was designed to assure compliance with environmental laws and regulations, given the nature of its business.

Item 2.  Description of Property

     The Company maintains its executive offices at 1800 St. James Place, Suite 105, Houston, Texas 77056, where it leases approximately 5,100 square feet of office space pursuant to a month to month lease agreement.

     The Company believes that its facilities are adequate for its current and reasonably foreseeable future needs, are adequately insured and are in good operating condition.

Item 3.  Legal Proceedings

     LITIGATION

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

     On October 20, 1999, the Company borrowed $150,000 from an individual. Under the terms of the promissory note, the Company was to repay the individual $180,000 by December 20, 1999. If the note was not repaid by its due date, then interest was to accrue on the full amount due at 10%. This note is secured by all of the assets of the Company. Subsequent to year end, the holder of this note filed a lawsuit against the Company in the amount of $191,000, representing the sum the note and all past due interest. The Company and the holder of the note are currently negotiating the repayment of the note. The Company has filed a cross-complaint against the plaintiff.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During 1999, stockholders of the Company elected the Board of Directors, approved a reduction in the size of the Board of Directors from five to 3 and approved an investment of up to $800,000 in N4FX.com, Inc., a Nevada corporation.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's common stock is not currently traded on any public trading market. The number of holders of record of the Company's common stock is 4,050.

Dividends

     The Company has not paid and does not anticipate paying any dividends on its common stock in the foreseeable future.

Preferred Stock

     On June 21, 1997, the Company authorized 150,000 shares of Series B preferred stock with a $1 par value as defined in the agreement. During the year ended December 31, 1997, the Company issued 63,694 shares of Series B preferred stock for a total of $636,940 in cash in a private placement. The Series B preferred stock pays dividends at 14% per year and has certain liquidation preferences. At the option of the Series B holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) the price at which the Company sells, issues or agrees to issue common stock during the conversion period;
or (b) $2.00 per share. While outstanding, the preferred stock has voting privileges as if it had been converted at the conversion price of $2.00 per share. In addition, at any time subject to the conversion rights, the Company may redeem the Series B shares at the face value plus accrued dividends. If the Company conducts a registered public offering of its stock, it may require conversion of its Series B preferred stock.

Common Stock

     During 1998, the Company issued 1,000,000 shares of its common stock to a shareholder in exchange for a note receivable. The shares and the note were issued in connection with the shareholder's role in providing the Company with the shareholder's rights to a pipeline construction contract. During 1999, plans for the construction project were cancelled so the shareholder returned the shares of stock issued to him in exchange for the Company forgiving the note receivable.

     In association with an oil purchase agreement, the Company issued 100,000 shares of its common stock during 1997 totaling $200,000. The agreement specifies that the Company purchase 1,000,000 barrels of oil during a time period of approximately one year. The Company recorded these charges as prepaid expenses and is amortizing them as the purchase agreement is fulfilled.

     As of December 31, 1997, the Company had purchased 277,484 barrels of oil and accordingly, the Company charged $55,497 to cost of sales in 1997 leaving a prepaid balance of $144,503 at December 31, 1997. During 1998, the Company fulfilled its purchase obligation under the agreement and expensed the remaining prepaid balance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Since February 1996, The Company was principally engaged in the service of gathering, transporting and marketing of domestic crude oil through its wholly owned subsidiary, OTMC. As a first purchaser of crude oil, the Company offered a complete division order and royalty disbursement service to its producer accounts. During this period the Company sustained substantial operating losses and effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. Management believes the proceeds from the sale of OTMC is sufficient to cover the overhead of the existing Company, and maintain its credit facility with a bank, which is due April 30, 2001.

     Since the sale of the OTMC, the Company has conducted and still conducts no business operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter is to further its discussions with a group of investors who wish to acquire 70% of the Company or to seek other merger or acquisition opportunities.

Results of Operations

     Revenues decreased $29,937,257 (79%) in 1999 over 1998. The decrease is a result of the disposal of OTMC effective March 31, 1999. Since the disposal of OTMC, the Company has had no revenue or operations.

     The Company's sales and purchase contracts are based upon the purchase price of crude oil which reduces the effect of normal price fluctuations because it is considered a widely traded commodity. The Company transports and markets approximately 258,000 barrels of crude oil per month. Most of the Company's expenses are fixed except for crude oil purchases and field expenses (driver's payroll and fuel). These variable expenses are directly related to the number of barrels transported. As a result, gross margin as a percentage of sales was 2% in 1999 compared to 1% in 1998.

     Selling expenses decreased 79% in 1999 to $190,724, also related to the sale of OTMC effective March 31, 1999. General and administrative expenses increased from $602,880 in 1998 to $815,339 for the same period in 1999. The increase in general and administrative expenses in 1999 was due to the Company recognizing approximately $100,000 of bad debt expense, increased due diligence costs associated with potential acquisitions and evaluation of other new business opportunities.

     During 1999, the Company recognized a gain on the sale of OTMC of $1,126,794.

Liquidity and Capital Resources

     For the year ended December 31, 1999, the Company had net income of $392,044. Net cash used in operating activities was $189,610. At present, the Company has no operations and has a net capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are to further their discussions with the group of investors who wish to acquire 70% of the Company or to seek other merger or acquisition opportunities.

     At December 31, 1999, the Company had a note payable with a bank. The note agreement has repayment provisions of $10,000 per month starting May 20, 2000 with a final balloon payment due April 20, 2001. The note agreement bears interest at prime plus one percent (8.50% at December 31, 1999), and is guaranteed by substantially all the assets of the Company and the directors and former directors of the Company. Borrowings under this agreement at December 31, 1999 were $400,000.

     On October 20, 1999, the Company borrowed $150,000 from an individual. Under the terms of the promissory note, the Company was to repay the individual $180,000 by December 20, 1999. If the note was not repaid by its due date, then interest was to accrue on the full amount due at 10%. This note is secured by all of the assets of the Company. The Company and the holder of the note are currently negotiating the repayment of the note.

     At December 31, 1998, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provided for a maximum borrowing base of 70% of eligible receivables and was due on demand. All amounts outstanding under the credit agreement were repaid with the proceeds of the sale of OTMC and the credit facility was closed in 1999.

     The Company had various notes payable to financing companies for the purchase of transportation equipment. In connection with the sale of OTMC, the Company assigned all such notes to the purchaser of OTMC. Since the time of the sale of OTMC, the purchaser of OTMC has repaid certain of these notes and refinanced others, however, certain of these notes remain outstanding for which the Company would be liable in the event of default by the purchaser of OTMC.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. The provisions of the statement are effective the first quarter of 2001, as amended by SFAS No. 137 in June 2000. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

Year 2000 Compliance

     The Year 2000 Problem referred to existing computer programs' ability to appropriately distinguish the year 2000 from the year 1900 when processing transactions. The Company developed and executed a plan to achieve compliance with Year 2000 issues that included reviewing its hardware and software that support its operations and infrastructure, as well as its internal systems that support the Company's administrative functions. For each of these areas, the plan called for the Company to identify the systems, address their compliance with the Year 2000 Problem, test their compliance and make any upgrades considered necessary to ensure compliance. As of this date, the Company is successfully running all of its systems and has encountered no issues or malfunctions related to the Year 2000 Problem. No contingency plans had to be initiated; and no additional costs were incurred.

Item 7.  Financial Statements

     The financial statements filed as part of this report include:


     INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

Oasis Oil Corporation Consolidated Financial Statements:

Report of Independent Certified Public Accountants........................8
Consolidated Financial Statements:
     As of December 31, 1999   Balance Sheet..............................9
     For the Years Ended December 31, 1999 and 1998
         Statements of Discontinued Operations...........................10
         Statements of Stockholders' Equity (Deficit).................11-12
         Statements of Cash Flows........................................13
     Notes to Financial Statements..................................14 - 19


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Stockholders of
     Oasis Oil Corporation



We have audited the consolidated balance sheet of Oasis Oil Corporation as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oasis Oil Corporation as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company currently has no operations and has a net capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                     /s/BDO Seidman, LLP
BDO Seidman, LLP


Houston, Texas
November 15, 2000

                     OASIS OIL CORPORATION
                     CONSOLIDATED BALANCE SHEET
                     December 31, 1999



     Assets (Note 5)

Current Assets:
     Cash                                                         $    63,759
     Note receivable - sale of OTMC, current portion                  180,000
     Accounts receivable - other                                        3,138
     Prepaid expenses                                                   1,827
                                                                  -----------
          Total Current Assets                                        248,724

Property and equipment, net (Note 4)                                   20,673
Note receivable - sale of OTMC                                        467,517
                                                                  -----------
                                                                  $   736,914
                                                                  ===========

     Liabilities and Stockholders' Deficit

Current Liabilities:
     Notes payable (Note 5)                                       $   270,000
     Accounts payable  (Note 6)                                       122,521
     Accrued dividends on preferred stock                             237,564
                                                                  -----------
          Total Current Liabilities                                   630,085

Note payable, long term portion                                       280,000
                                                                  -----------
                                                                      910,085

Stockholders' Deficit:
     Preferred stock, $1 par value,
       150,000 shares authorized; (Note 7)                            636,940
     Common stock, $.05 par value,
       50,000,000 shares authorized (Note 7)                          307,500
     Additional paid-in capital                                       377,669
     Deficit                                                       (1,495,280)
                                                                  -----------
          Total Stockholders' Deficit                                (173,171)
                                                                  -----------
                                                                  $   736,914
                                                                  ===========


See accompanying notes to consolidated financial statements.

                     OASIS OIL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Years ended December 31, 1999 and 1998


                                                    1999                 1998
                                                    ----                 ----

Sales                                         $        -           $        -
Cost of sales                                          -                    -
                                              ----------           ----------
       Gross margin                                    -                    -

Operating expenses
     Selling                                           -                    -
     General and administrative                  815,339              602,880
                                              ----------           ----------
       Total operating expenses                  815,339              602,880
                                              ----------           ----------
       Net operating loss                       (815,339)            (602,880)
                                              ----------           ----------
Other income (expense)
     Interest income                              39,098                   87
     Interest expense                            (49,883)             (87,551)
     Loss on sale of fixed assets                (22,809)                (623)
     Other                                         2,192                4,501
                                              ----------           ----------
       Total other expense, net                  (31,402)             (83,586)

Loss from continuing operations                 (846,741)            (686,466)

Discontinued operations
     Income (loss) from discontinued
       operations                                111,991              (44,827)
     Gain on the disposal of OTMC              1,126,794                    -
                                              ----------           ----------
Net income (loss)                             $  392,044           $ (731,293)
                                              ==========           ==========

Net income (loss) per common share-
 basic and dilutive (Note 2):
     Continuing operations                   $     (.15)           $     (.12)
     Discontinued operations                        .02                  (.01)
     Gain on disposal                               .18                     -
                                             ----------            ----------
                                             $      .05            $     (.13)
                                             ==========            ==========

Weighted average number of common
 shares outstanding                           6,150,000             6,483,333
                                             ==========            ==========

See accompanying notes to consolidated financial statements.

                     OASIS OIL CORPORATION
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For The Years Ended December 31, 1999 and 1998


                                                                   Additional
                       Preferred Stock           Common Stock         Paid-in
                      Shares      Amount       Shares     Amount      Capital
                      ------      ------       ------     ------   ----------
Balance,
  December 31, 1997   63,694   $ 636,940    6,150,000  $ 307,500   $  377,669

Stock issues to an
  employee                 -          -     1,000,000     50,000    1,950,000

Accrued preferred
  stock dividends          -          -            -           -            -

Net loss                   -          -            -           -            -
                     -------  ---------   ----------   ---------   ----------
Balance,
  December 31, 1998   63,694    636,940    7,150,000     357,500    2,327,669

Cancellation of
  stock issued to
  an employee
  (Note 7)                 -          -   (1,000,000)    (50,000)  (1,950,000)

Accrued preferred
  stock dividends          -          -            -           -            -

Net income                 -          -            -           -            -
                     -------  ---------   ----------   ---------   ----------
Balance,
  December 31, 1999   63,694  $ 636,940    6,150,000   $ 307,500   $  377,669
                     =======  =========   ==========   =========   ==========


See accompanying notes to consolidated financial statements.




               Receivable
                     From
    Deficit   Stockholder        Total
    -------   -----------        -----

$  (977,691)  $         -    $ 344,418


          -    (2,000,000)           -


    (89,170)            -      (89,170)

   (731,293)            -     (731,293)
-----------   -----------    ---------

 (1,798,154)   (2,000,000)    (476,045)




          -     2,000,000            -


    (89,170)            -      (89,170)

    392,044             -      392,044
-----------   -----------    ---------

$(1,495,280)  $         -    $(173,171)
===========   ===========    =========


                     OASIS OIL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For The Years Ended December 31, 1999 and 1998

           Increase (decrease) in cash
                                                        1999             1998
                                                        ----             ----

Cash flows from operating activities:
  Net loss                                       $   392,044      $  (731,293)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                    78,975          248,510
     Gain on the sale of OTMC                     (1,126,794)               -
     Impairment of investment in N4FX.com, Inc.      150,000                -
     Loss on sale of assets                           22,809              623
     Changes in assets and liabilities:
          Accounts receivable                       (969,015)        (211,348)
          Inventories                                  5,283          (10,624)
          Prepaid expenses and other                 (27,469)         147,213
          Accounts payable and accrued expenses    1,108,072          472,741
                                                 -----------       ----------
  Net cash used in operating activities             (366,095)         (84,178)
                                                 -----------       ----------
Cash flows from investing activities:
  Investment in N4FX.com, Inc.                      (150,000)               -
  Payments on note receivable                        360,086                -
  Purchases of fixed assets                                -         (537,528)
  Proceeds from the sale of OTMC                     350,000                -
  Proceeds from sale of fixed assets                       -            5,500
                                                 -----------      -----------
  Net cash provided by (used in)
     investing activities                            560,086         (532,028)
                                                 -----------      -----------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit            -          300,000
  Proceeds from related party debt                         -          150,000
  Payments on related party debt                    (150,000)        (444,264)
  Proceeds from note payable                         150,000          827,993
  Payments on long-term debt                        (507,493)        (134,042)
                                                 -----------      -----------
  Net cash provided by (used in)
     financing activities                           (507,493)         699,687
                                                 -----------      -----------
Net increase (decrease) in cash                     (313,502)          83,481
Cash, beginning of year                              377,261          293,780
                                                 -----------      -----------
Cash, end of year                                $    63,759      $   377,261
                                                 ===========      ===========

See Note 10 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

NOTE 1 - ORGANIZATION, BUSINESS AND DISCONTINUED OPERATIONS

Business

     Oasis Oil Corporation (the "Company"), formerly Vida Medical Systems, Inc. is a Nevada corporation organized in 1955. The Company, through its wholly-owned subsidiary Oasis Transportation and Marketing Corporation
(OTMC), was principally engaged in the service of gathering, transportation and marketing of domestic crude oil. As a first purchaser of crude oil, the Company also offered a division order and royalty disbursement service to its customers. OTMC, formerly Acacia Crude Corporation, was incorporated in the State of Nevada on September 10, 1992.

     Effective March 31, 1999, the Company sold 100% of its ownership in OTMC, representing the discontinuation of all of its existing operations. The Company received $350,000 in cash and a note receivable for $1,500,000 and recognized a gain from the sale of $1,126,794 during the first quarter of 1999. The note receivable has no stated interest rate, is due in monthly installments of varying amounts as defined in the agreement and the installments are payable beginning in May 1999. All amounts that remain unpaid after 24 months are due April 30, 2001.

     In December 1999, the Company and the buyer agreed to settle the amount of an oil imbalance which arose prior to the sale of OTMC, which amount could not be determined at the time of sale. The agreed amount of the oil imbalance was $492,397, which was recorded as a reduction of the note receivable and the gain on the disposal of OTMC as of December 31, 1999. Under the terms of the oil imbalance settlement, the monthly installments of the Company's note receivable would be reduced from $45,000 to $15,000 per month and $30,000 would be applied to the oil imbalance. Under the terms of the agreement, the full amount of the oil imbalance would be paid by April 20, 2001, if not paid earlier.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments and Credit Risk Concentration

     The Company's financial instruments include accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. The carrying value of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar maturities and terms.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (OTMC) through the date of the sale of OTMC, March 31, 1999. All significant intercompany accounts and transactions have been eliminated.

Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.
For income tax purposes, depreciation is calculated using accelerated methods.

Revenue Recognition

     Sales were recorded in the periods that crude oil was delivered.

Income Taxes

     Deferred income taxes result from the temporary differences between the financial statement and income tax basis of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. There were no deferred income taxes recorded at December 31, 1999 (see Note 8).

Investments in Securities Without a Readily Determinable Fair Value

     During 1999, the Company purchased 233,333 shares of common stock of N4FX.com, Inc., a development stage Nevada corporation, for $150,000, representing approximately 10% of the outstanding common stock of N4FX.com. N4FX.com is not publicly traded and its stock does not have a readily determinable fair value, accordingly, the Company recorded its investment in N4FX.com at cost. Subsequent to year end, N4FX.com failed to meet certain performance criteria which created substantial doubt about the value of the Company's investment in N4FX.com., therefore, management recorded an impairment in its investment in N4FX.com as of December 31, 1999 of $150,000.

Earnings (Loss) Per Common Share

     The Company provides basic and dilutive income (loss) per common share information for each year presented. The basic net income (loss) per common share is computed by dividing the net income (loss), plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include dividends stated in the respective certificate of designation. For the years ended December 31, 1999 and 1998, net income (loss) applicable to common stockholders is as follows:


                                                         1999            1998
                                                         ----            ----
     Loss from continuing operations              $ (846,741)      $ (686,466)
     Dividends on preferred stock                    (89,170)         (89,170)
                                                  ----------        ----------
     Loss applicable to common
        Stockholders                              $ (823,920)      $ (820,463)
                                                  ==========       ==========

     Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 1998, potential dilutive securities, which included warrants to purchase 1,500,000 shares of the Company's common stock, had an anti-dilutive effect and were not included in the calculation of diluted net income (loss) per common share. For the year ended December 31, 1999, there were no dilutive securities.

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

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged assets or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. The provisions of the statement are effective the first quarter of 2001, as amended by SFAS
No. 137 in June 1999. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements


NOTE 3 - FINANCIAL CONDITION

     The Company sustained substantial operating losses in the past and currently has no operations. Effective March 31, 1999, the Company disposed of its ownership in OTMC. As a result, the Company believes it has sufficient cash on hand to sustain its current level of business activity for at least the foreseeable future. The Company is also currently in negotiation with a group of investors who wish to acquire 70% of the outstanding common stock of the Company.

     At present, the Company has no operations and has a net capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are to further their discussions with the group of investors who wish to acquire 70% of the Company or to seek other merger or acquisition opportunities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1999:


                                                                       Amount
                                                                       ------
     Furniture and fixtures                                        $   29,543
     Computer equipment and software                                   11,488
     Automobiles                                                        5,500
                                                                   ----------
                                                                       46,531
     Less: Accumulated depreciation                                    25,858
                                                                   ----------
                                                                   $   20,673
                                                                   ==========

NOTE 5 - NOTES PAYABLE

     At December 31, 1999, the Company had a note payable with a bank. The note agreement has repayment provisions of $10,000 per month starting
May 20, 2000 with a final balloon payment due April 20, 2001. The note agreement bears interest at prime plus one percent (8.50% at December 31, 1999), and is guaranteed by substantially all the assets of the Company and the directors and former directors of the Company. Borrowings under this agreement at December 31, 1999 were $400,000.

     On October 20, 1999, the Company borrowed $150,000 from an individual. Under the terms of the promissory note, the Company was to repay the individual $180,000 by December 20, 1999. If the note was not repaid by its due date, then interest was to accrue on the full amount due at 10%. This note is secured by all of the assets of the Company. Subsequent to year end, the holder of this note filed a lawsuit against the Company in the amount of $191,000, representing the sum the note and all past due interest. The Company and the holder of the note are currently negotiating the repayment of the note. The Company has filed a cross-complaint against the plaintiff. The Company has not recorded a gain or loss related to these lawsuits as their outcome cannot be reasonably predicted at this time.

     At December 31, 1998, the Company had a revolving line of credit facility with a foreign bank. The credit agreement provided for a maximum borrowing base of 70% of eligible receivables and was due on demand. All amounts outstanding under the credit agreement were repaid with the proceeds of the sale of OTMC and the credit facility was closed in 1999.

     The Company had various notes payable to financing companies for the purchase of transportation equipment. In connection with the sale of OTMC, the Company assigned all such notes to the purchaser of OTMC. Since the time of the sale of OTMC, the purchaser of OTMC has repaid certain of these notes and refinanced others, however, certain of these notes totaling approximately $730,000 remain outstanding for which the Company would be liable in the event of default by the purchaser of OTMC. These guarantees expire through September 1, 2003. Management believes that any actual loss, if any, would not be material to the financial statements.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In August 1998, the Company entered into an agreement with an employee, who was also a shareholder and director of the Company, to purchase the employee's rights to serve as the general contractor under a pipeline construction contract. The Company exchanged 1,000,000 shares of the Company's common stock, warrants for 1,500,000 additional shares of the Company's common stock and a $50,000 promissory note for these exclusive rights. The promissory note had no stated interest and, as amended, is due February 28, 2000.

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

     At December 31, 1998, the Company recorded the estimated $2,000,000 value of the shares paid to the employee as a receivable from stockholder and classified the receivable as a component of equity on the accompanying consolidated balance sheet.

     During 1999, plans for the construction project were cancelled so the Company terminated its participation in the contract. The employee returned the stock issued to him and the warrants, the promissory note and the note payable were all cancelled.

     In September 1998, the Company borrowed $30,000 from five shareholders totaling $150,000. The notes bear interest at 12% and are due on demand. Interest expense during 1999 related to these notes was approximately $8,000. The notes were repaid during 1999.

     During the years December 31, 1999 and 1998, the Company incurred approximately $125,000 and $47,000 in legal expenses to a law firm that has a partner in the law firm that is also a stockholder and a director of the Company. At December 31, 1999, $95,105 remained unpaid.




NOTE 7 - STOCKHOLDERS EQUITY

Preferred Stock

     On June 21, 1997, the Company authorized 150,000 shares of Series B Preferred stock with a $1 par value as defined in the agreement. During the year December 31, 1997, the Company issued 63,694 shares of Series B Preferred stock for a total of $636,940 in cash in a private placement. The Series B Preferred stock pays dividends at 14% per year. At the option of the Series B holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) the price at which the Company sells, issues or agrees to issue common stock during the conversion period; or (b) $2.00 per share. While outstanding, the preferred stock has voting privileges as if it had been converted.
In addition, at any time subject to the conversion rights, the Company may redeem the Series B shares at the face value plus accrued dividends.

Common Stock

     During 1998, the Company issued 1,000,000 shares of its common stock to a
shareholder in exchange for a note receivable.   During 1999, these shares were
returned to the Company, see Note 6.

     In association with an oil purchase agreement, the Company issued 100,000 shares of its common stock during 1997 with a value of $200,000. The agreement specifies that the Company purchase 1,000,000 barrels of oil during a time period of approximately one year. The Company recorded these charges as prepaid expenses and is amortizing them as the purchase agreement is fulfilled. As of December 31, 1997, the Company had purchased 277,484 barrels of oil and accordingly, the Company charged $55,497 to cost of sales in 1997 leaving a prepaid balance of $144,503 at December 31, 1997. During 1998, the Company fulfilled its purchase obligation under the agreement and expensed the remaining prepaid balance.

Stock Warrants

     In August 1998, the Company issued 1,500,000 warrants to an employee for his role in arranging a construction contract for the Company. The warrants may be exercised at any time through August 2008 for 1,500,000 shares of the Company's common stock at the exercise price of $2.00 per share. During 1999, the warrants were cancelled, see Note 6.

     The Company accounted for the warrants in 1998 in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As the exercise price equaled the market price per share at the date the warrants were issued, no compensation was recorded. SFAS 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if the compensation cost for the Company's stock warrants had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock warrant at the grant date using the Black-Scholes model with the following weighted-average assumptions as follows:


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
     Expected lives                                                 10 years


     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:


                                                                         1998
                                                                         ----
     Net loss applicable to common stockholders
          As reported                                              $ (731,293)
                                                                   ==========
          Pro forma                                                (1,681,145)
                                                                   ==========
     Loss per share
          As reported                                              $    (0.13)
                                                                   ==========
          Pro forma                                                $    (0.26)
                                                                   ==========


NOTE 8 - INCOME TAX

     Deferred income taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Net deferred income tax asset consisted of the following at December 31, 1999:


                                                                       Amount
                                                                       ------
     Net operating loss carryforwards                                 427,000
     Valuation allowance                                             (427,000)
                                                                   ----------
     Net deferred tax assets                                    $        -
                                                                   ==========

     At December 31, 1999, the Company had a net operating loss carryforward of approximately $1,255,000 to offset future years' taxable income through expiration dates as defined by the Internal Revenue Service not to extend beyond 2018.

NOTE 9 - DISCONTINUED OPERATIONS

     Effective March 31, 1999, the Company adopted a plan to discontinue the operations and sell the assets of OTMC. The Company received $350,000 in cash and a note receivable for $1,500,000 and recognized a gain from the sale of $1,126,794 during the first quarter of 1999. The note receivable was later reduced by $492,397, the amount of an oil imbalance which arose prior to the sale of OTMC. The note receivable has no stated interest rate, is due in monthly installments of varying amounts as defined in the agreement and the installments are payable beginning in May 1999. All amounts that remain unpaid after 24 months are due April 30, 2001.

     The components of the income (loss) from discontinued operations are as follows for the years ended December 31:


                                                         1999            1998
                                                         ----            ----

     Sales                                        $ 8,082,674     $38,019,931
     Cost of sales                                  7,921,222      37,824,573
                                                  -----------     -----------
     Gross margin                                     161,452         195,358

     Selling expenses                                  49,461         240,185
                                                  -----------      ----------
     Income (loss) from discontinued operations  $   111,991     $   (44,827)
                                                  ===========     ===========


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     For the years ended December 31, 1999 and 1998, the Company paid interest of $49,883 and $107,462, respectively.

     For the years ended December 31, 1999 and 1998, the Company accrued cumulative preferred stock dividends of $89,170 in each year.

     During 1999, the Company received a note receivable for $1,007,603 in connection with the sale of OTMC.

     During 1998, the Company issued common stock in exchange for a note receivable from a stockholder totaling $2,000,000. During 1999, the shares were returned to the Company and the note was cancelled.

     The Company issued common stock for $200,000 relating to an oil purchase agreement, see Note 7.



Item 8. Change In and Disagreement With Accountants on Accounting and Financial Disclosures

     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The persons who were serving as Directors and executive officers of the Company and the positions they hold with the Company are as follows:


                            EXECUTIVE OFFICERS
                            ------------------
Name                        Age             Position           Since
-----------                 ---             --------           -----
C. A. Beane                  63    President and CEO            1996
James Hagan                  64            Secretary            1980

                                DIRECTORS
                                ---------

                                   Director of         Other Directorships of
Director             Age         Company Since        Publicly-Held Companies
--------------       ---         -------------        -----------------------
C. A. Beane           63                  1996                           None
James Hagan           64                  1980                           None


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

     C. Arlie Beane. Mr. Beane, age 63, is President and CEO of the Company. He was the President and Director of Acacia Crude Corporation, now OTMC. Previously Mr. Beane was Chairman of Eureka International Trading Corporation and Eureka Production Corporation. He was the managing Director of Arosco, Ltd., and the Chairman and CEO of Peten Petroleum Corporation. He is the holder of approximately fifteen percent of the Company's outstanding shares. Mr. Beane's career has been directed to international trade and the oil and gas industry.

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

Attendance of Meetings of the Board of Directors

     During 1999, the Company's Board of Directors held 5 meetings, which were attended by a majority of directors then in office.

Item 10.  Executive Compensation

     All out of pocket business expenses are paid through a corporate credit card or reimbursed. Officers that are employees of the Company, are reimbursed for their family health insurance premiums provided by the Company. No other fringe benefits are associated with officers and Directors.

     The following discloses all compensation awarded to, earned by, or paid to the named officers and Directors for the year ending 1999.


                             Annual Compensation

Name and Position                  Year            Salary
------------------------------     ----          --------
C. A. Beane, President and CEO     1997          $ 81,200
                                   1998           141,750
                                   1999           144,000


Stock Option Plan

     The Company does not have a stock option plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 1999, certain information with regard to beneficial ownership of outstanding shares of the Company's common stock by (i) each person known by the company to beneficially own five percent or more of the outstanding shares of the Company's common stock; (ii) each Director individually; and (iii) all executive officers and Directors of the Company as a group.


Name and Address of         Amount and Nature of          Amount and Nature
Beneficial Owner              Common Beneficial         of Series B Preferred
                                Ownership (1)      %     Stock Ownership     %
-------------------------- ------------------------- -------------------------
Beneficial Holders

W. Guerry Bangert               516,016         8.4%
146 Sugarberry Circle
Houston, TX 77024

Gupco Finanzaria, S.A.          678,516        11.0%
c/o Heinrich Kohler
Favona S. A. Societe
Fid 15-17,
Rue de la Cite BP 452
1211 Geneve 11, Switzerland

Neil Lande (former director)                             20,065 directly 12.4%
4265 San Felipe, Suite 230                               19,440 trustee  12.3%
Houston, Texas  77027

Kestral Establishment            22,745         7.1%
Pflugstrasse 20
9490 Vaduz
Liechtenstein

Maurice Duncan                  528,516         8.6%     65,750          20.6%
4325 East 87th Street
Tulsa, OK 74137

Boland Machine and              495,484         8.0%     12,500            --
Manufacturing Co. Inc. (5)
288 St. Charles Avenue
New Orleans, LA 70130

Carl Pfeiffer                   214,710           *      52,005          16.3%
2112 Fulham Court
Houston, TX 77063

Bruce Withers                   103,226           *      12,500            --
2915 Summersweet Place
The Woodlands, TX 77380

Officers and Directors

C. A. Beane (2)                 737,290        12.0%     18,245           5.7%
9145 Briar Forest
Houston, TX 77024

James R. Hagan (2)              215,063           *      12,500            --
1585 Madrono Avenue
Palo Alto, CA 94306



Susan L. Penticoff (4)           49,548           *          --            --
11802 Basilica
Houston, TX 77099

All Executive Officers        1,001,901        16.3%     30,745           9.6%
and Directors as a group
(3 persons)


*   Less than 5%.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and dispositive power with respect to all securities.
(2)     Officer and director.
(3)     Director.
(4)     Officer.
(5) The shares owned by Boland Machine & Manufacturing Co., Inc. are voted by Mr. Robert J. Monroe.

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

     In August 1998, the Company entered into an agreement with Dale Hill, who was also a shareholder and director of the Company, to purchase the employee's rights to serve as the general contractor under a pipeline construction contract. The Company exchanged 1,000,000 shares of the Company's common stock, warrants for 1,500,000 additional shares of the Company's common stock and a $50,000 promissory note for these exclusive rights. The promissory note has no stated interest and, as amended, is due February 28, 2000.

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

     During 1999, plans for the construction project were cancelled so the Company terminated its participation in the contract. The employee returned the stock issued to him and the warrants, the promissory note and the note payable were all cancelled.

     In September 1998, the Company borrowed $30,000 from five shareholders (C.A. Beane, Bruce Withers, Carl Pfeiffer, Maurice Duncan and James Hagen) totaling $150,000. The notes bear interest at 12% and are due on demand. Interest expense during 1999 related to these notes was approximately $8,000. The notes were repaid during 1999.

    During the year December 31, 1998, the Company incurred approximately $160,000 in legal expenses to a law firm that has a partner in the law firm, Mr. James Hagan, that is also a stockholder and a director of the Company. At December 31, 1999, $95,105 remains unpaid.

Item 13. Exhibits and Reports on Form 8-K

     (a.) Exhibits

          None.

     (b.) Reports on Form 8-K

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of December, 2000.

OASIS OIL CORPORATION

By:            /s/ C. A. Beane
              ----------------
                   C. A. Beane
             President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:            /s/ C. A. Beane         President and CEO December 8, 2000
              ----------------
                   C. A. Beane

By:            /s/ James Hagan   Secretary, and Director December 8, 2000
              ----------------
                   James Hagan