Form 10QSB
period 2000-03-31
OASIS OIL CORP
filed 2000-12-18
CIK 103501

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

    For the quarterly period ended March 31, 2000 or
                                   --------------

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


              1800 ST. JAMES PLACE, SUITE 105, HOUSTON, TEXAS 77056
              -----------------------------------------------------
                (Address of principal executive office & zip code)


                                (713) 626-3163
                         -------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes        No   X
                           -------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
      As of December 1, 2000:

        CLASS OF EQUITY                    OUTSTANDING
 ----------------------------               ---------
Common Stock, $0.05 par value               6,150,000

Series B Preferred Stock, $1.00 par value      63,694

Transitional Small Business Disclosure Format (check one) Yes      No   X
                                                             -----    -----

                              OASIS OIL CORPORATION

                                     INDEX


                                                                          Page
                                                                          ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at March 31, 2000                         3
        Consolidated Statement of Operations for the three
           months Ended March 31, 2000 and 1999                              4
        Consolidated Statement of Cash Flows for the three
           months Ended March 31, 2000 and 1999                              5
        Condensed Notes to Interim Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           6 - 8

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                    8


                       PART 1   FINANCIAL INFORMATION
Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     (In thousands of dollars, unaudited)


                                                                 March 31,
                                                                   2000
                                                                 ---------
ASSETS

CURRENT ASSETS
  Cash                                                           $      22
  Note receivable - sale of OTMC, current portion                      180
  Accounts receivable - other                                           21
  Prepaid expenses                                                       3
                                                                 ---------
TOTAL CURRENT ASSETS                                                   226

  Property and equipment, net                                           16
  Note receivable - sale of OTMC                                       362
                                                                 ---------
      TOTAL ASSETS                                               $     604
                                                                 =========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable                                                  $     270
  Accounts payable                                                     120
  Accrued dividends on preferred stock                                 260
                                                                 ---------
TOTAL CURRENT LIABILITIES                                              650

  Notes payable, long term portion                                     280
                                                                 ---------
TOTAL  LIABILITIES                                                     930

STOCKHOLDERS' DEFICIT

  Preferred Stock, $1 par value, 1,000,000 shares authorized           637
  Common Stock, $.05 par value, 50,000,000 shares authorized           308
  Additional paid-in capital                                           378
  Current Dividends Payable                                            (22)
  Deficit                                                           (1,627)
                                                                 ---------
TOTAL STOCKHOLDERS' EQUITY                                            (326)
                                                                 ---------
TOTAL LIABILITIES AND EQUITY                                         $ 604
                                                                 =========

                           OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                   2000               1999
                                                   ----               ----

Sales                                           $     -            $     -

Cost of sales                                         -                  -
                                                -------            -------

Gross margin                                          -                  -
                                                -------            -------
Operating expenses
   Selling                                            -                  -
   General and administrative                       129                611
                                                -------            -------

Total operating expenses                            129                611
                                                -------            -------
Net operating income (loss)                        (129)              (611)

Other income (expense)
    Interest income                                   7                  -
    Interest expense                                (10)               (23)
    Other                                             -                ( 1)
                                                -------            -------
Total other expenses, net                           ( 3)               (24)
                                                -------            -------

Loss from continuing operations                 $  (132)          $   (635)

Income (loss) from discontinued operations            -                586
                                                -------           --------
Net loss                                           (132)               (49)
                                                =======           ========

Income (loss) per share - basic and dilutive:
    Continuing operations                       $  (.02)          $    .09
    Discontinued operations                           -               (.09)
                                                -------           --------
                                                $  (.02)          $    .00
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,150,000          7,150,000
                                              =========          =========

                              OASIS OIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands of dollars)
                                    (Unaudited)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,

                                                        2000          1999
                                                        ----          ----

Net cash used in operating activities                 $ (129)       $  (27)
                                                      ------        ------

Cash flows from investing activities:
   Collections on note receivable                        106             -
   Purchases of fixed assets                               -           ( 6)
   Proceeds on the sale of fixed assets                    3             -
                                                      ------        ------
Net cash provided by (used in)
  financing activities                                   109            (6)

Cash flows from financing activities:
   Repayments on notes payable                             -           (98)
   Current dividends on preferred stock                  (22)          (22)
                                                      ------        ------
Net cash provided by (used in)
  financing activities                                   (22)         (120)
                                                      ------        ------

Net decrease in cash                                     (42)         (153)
Cash, beginning of period                                 64           375
                                                      ------        ------
Cash, end of period                                   $   22        $  222
                                                      ======        ======



Cash paid during the periods for:

     Interest                                              0        $   46
     Taxes                                                 0             0

OASIS OIL CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Consolidated Financial Statements and notes thereto included in the Oasis Oil Corporation's 1999 Form 10-KSB.

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

           Income available to common shareholders was reduced by preferred stock dividends. There were no potentially dilutive securities.

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

Results of Operations

The Company had no revenue for the three months ended March 31, 2000 compared to revenue of $8,083,000 for the three months ended March 31, 1999. The decrease in revenue is the result of the disposal of OTMC effective March 31, 1999. Since the disposal of OTMC, the Company has had no revenue or operations.

Liquidity and Capital Resources

At March 31, 2000, the Company had a note payable with a bank. The note agreement has repayment provisions of $10,000 per month starting May 20, 2000 with a final balloon payment due April 20, 2001. The note agreement bears interest at prime plus one percent (10.0% at March 31, 2000), and is guaranteed by substantially all the assets of the Company and the directors and former directors of the Company. Borrowings under this agreement at March 31, 2000 were $400,000.

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

Forward Looking Statements

This quarterly report for the quarter ended March 31, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company:
(i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

In 1996, a major customer notified the Company that the Company delivered an improper product into its pipeline that subsequently damaged its refinery. The customer filed a lawsuit in the 347th Judicial District Court in Nueces County, Texas asserting damages in the amount of $1,000,000. The Company is covered by a general liability insurance policy that provides for defense and indemnity for damages arising from negligence up to $1,000,000 per occurrence and an aggregate amount of $2,000,000. The policy is subject to a deductible of $10,000. The Company notified the insurance company of the event described above and paid the deductible amount. Representatives of the insurance company took charge of the defense of the case and in April 1999, the case was settled for $700,000 paid by the insurance company. The
Company's total out-of-pocket cost was the $10,000 deductible.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OASIS OIL CORPORATION




Date:       December ____, 2000                 /s/ C. A. Beane
                                            -----------------------
                                            C. A.  Beane, President