Form 10QSB
period 2000-09-30
OASIS OIL CORP
filed 2000-12-18
CIK 103501

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549
                                 FORM 10-QSB

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
 ------
          Exchange Act of 1934

    For the quarterly period ended September 30, 2000 or
                                   ------------------

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

                            OASIS OIL CORPORATION

                                     INDEX


                                                                          Page
                                                                          ----
PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheet at September 30, 2000                     3
        Consolidated Statement of Discontinued Operations for the three
           months Ended September 30, 2000 and 1999                          4
        Consolidated Statement of Discontinued Operations for the nine
           Months Ended September 30, 2000 and 1999                          5
        Consolidated Statement of Discontinued Cash Flows for the nine
           months Ended September 30, 2000 and 1999                          6
        Condensed Notes to Interim Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7 - 8

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                8 - 9


PART 1   FINANCIAL INFORMATION

Item 1 - Financial Statements

                             OASIS OIL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                    (In thousands of dollars, unaudited)


                                                           September 30,
                                                                2000
                                                           -------------
ASSETS
CURRENT ASSETS
  Cash                                                           $     3
  Note receivable - sale of OTMC                                     456
  Accounts receivable - other                                         21
                                                                 -------
TOTAL ASSETS                                                         480

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Notes payable                                                  $   519
  Accounts payable                                                   154
  Accrued dividends on preferred stock                               304
                                                                 -------
TOTAL  LIABILITIES                                                   977

STOCKHOLDERS' EQUITY

  Preferred Stock, $1 par value, 1,000,000 shares authorized         637
  Common Stock, $.05 par value, 50,000,000 shares authorized         308
  Additional paid-in capital                                         378
  Current Dividends Payable                                          (66)
  Deficit                                                         (1,754)
                                                                 -------
TOTAL STOCKHOLDERS' EQUITY                                          (497)
                                                                 -------
TOTAL LIABILITIES AND EQUITY                                     $   480
                                                                 =======

                          OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
            (In thousands of dollars, except per share amounts)
                                   (Unaudited)



                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,

                                                   2000               1999
                                                   ----               ----

Sales                                           $     -            $     -

Cost of sales                                         -                  -
                                                -------            -------
Gross Margin                                          -                  -

Operating expenses
   Selling                                            -                  -
   General and administrative                        12                150
                                                -------            -------
Total operating expenses                             12                150
                                                -------            -------
Operating income (loss)                             (12)              (150)

Other income (expense)
    Interest expense                                (10)                (9)
    Interest income                                   5                 15
    Other                                             -                  -
                                                -------            -------
Total other expenses, net                           ( 5)                 6
                                                -------            -------

Loss from continuing operations                     (17)              (144)

Loss on disposal of OTMC                              -                (10)
                                                -------           --------
Net income (loss)                               $   (17)          $    144
                                                =======           ========

Income (loss) per share - basic and dilutive:
    Continuing operations                       $  (.01)          $   (.02)
    Disposal of OTMC                                  -                .00
                                                -------           --------
                                                $  (.01)          $   (.02)
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,150,000          7,150,000
                                              =========          =========

                            OASIS OIL CORPORATION
             CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
             (In thousands of dollars, except per share amounts)
                                 (Unaudited)



                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,

                                                   2000               1999
                                                   ----               ----
Sales                                           $     -            $     -

Cost of sales                                         -                  -
                                                -------            -------
Gross Margin                                          -                  -

Operating expenses
   Selling                                            -                  -
   General and administrative                       239                875
                                                -------            -------
Total operating expenses                            239                875
                                                -------            -------
Operating income (loss)                            (239)              (875)

Other income (expense)
  Interest expense                                 ( 32)              ( 40)
  Interest income                                    18                 25
  Other                                            (  6)              (  1)
                                                 ------            -------
       Total other expenses, net                   ( 20)              ( 16)
                                                 ------             ------
Loss from continuing operations                    (259)              (891)

Discontinued operations:
  Income from discontinued operations                 -                586
  Gain on disposal of OTMC                            -              1,619
                                                -------            -------
Net income (loss)                               $  (259)           $ 1,314
                                                =======            =======

Income (loss) per share - basic and dilutive:
  Continuing operations                         $  (.05)          $   (.13)
  Discontinued operations                             -                .08
  Gain on disposal of OTMC                            -                .23
                                                -------           --------
                                                $  (.05)          $    .18
                                                =======           ========

Weighted average number of common
  shares outstanding                          6,150,000          7,150,000
                                              =========          =========

                              OASIS OIL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF DISCONTINUED CASH FLOWS
                             (In thousands of dollars)
                                   (Unaudited)


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,

                                                         2000         1999
                                                         ----         ----

Net cash used in operating activities                  $ (168)      $1,303
                                                       ------       ------

Cash flows from investing activities:
   Collections on notes receivable                        192          239
   Purchases of fixed assets                                -         ( 7)
   Proceeds on the sale of fixed assets                    12            -
   Net assets of discontinued operations - OTMC             -       (1,627)
                                                       ------       ------
     Net cash provided by investing activities            204       (1,395)

Cash flows from financing activities:
   Repayments on notes payable                           (31)         (199)
   Current dividends on preferred stock                  (66)         ( 66)
                                                      ------        ------
Net cash used in financing activities                    (97)         (265)
                                                      ------        ------

Net decrease in cash                                     (61)         (357)
Cash, beginning of period                                 64           375
                                                      ------        ------
Cash, end of period                                   $    3        $   18
                                                      ======        ======



Cash paid during the periods for:
     Interest                                         $   32        $   66
     Taxes                                                 0             0


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

Results of Operations

The Company had no revenue for the nine months ended September 30, 2000 and for the six months ended September 30, 1999. Revenue for the three months ended March 31, 1999 was $8,083,000. The decrease in revenue is the result of the disposal of OTMC effective March 31, 1999. Since the disposal of OTMC, the Company has had no revenue or operations.

Liquidity and Capital Resources

At September 30, 2000, the Company had a note payable with a bank. The note agreement has repayment provisions of $10,000 per month starting May 20, 2000 with a final balloon payment due April 20, 2001. The note agreement bears interest at prime plus one percent (10.5% at September 30, 2000), and is guaranteed by substantially all the assets of the Company and the directors and former directors of the Company. Borrowings under this agreement at September 30, 2000 were $368,968.

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

Forward Looking Statements

This quarterly report for the quarter ended September 30, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancings of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or
"anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company:
(i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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