Form 10KSB
period 2000-12-31
OASIS OIL CORP
filed 2005-12-28
CIK 103501

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2000

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

Title of each class Common Stock, $0.05 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $0

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
Yes   No X

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2000 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The company has discontinued its oil distribution activities and has sold these operations. Management will seek other merger or acquisition opportunities.

Results of Operations for the Three and Nine Months ended September 30, 2005 and 2004

The Company’s total current assets for 2004 remain zero. The company’s balance sheet shows accumulated earnings (deficit) of $1,372,109 for the year 2004. The total current assets in 2005 through September 30, 2005 remain zero and the company’s balance sheet shows accumulated earnings (deficit) of $1,335,028. There were no revenues from operations for the year 2004 and 2005.

Operating Expenses for the Three and Nine Months ended September 30, 2005 and 2004

The Company had operating expenses of $4,925 for the three months ended September 30, 2005 compared to operating expenses of zero for the three months ended September 30, 2004, an increase of $4,925 primarily as a result of the increase of general and administrative expenses

Liquidity and Capital Resources

We incurred cumulative operating losses through September 30, 2005 of $1,335,028.

Item 7. Financial Statements

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
MVP Network, Inc.
St Lewis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc. at December 31, 2000 and the statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We did not audit the balance sheet of the Company for the year ended December 31, 1999 and the related statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the Company, is based solely on the report of the other auditors.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2000 and the statements of operations, and cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates, CPA’s Inc.

Date: December 16, 2005	By:	/s/ Madsen & Associates, CPA’s Inc.
Madsen & Associates, CPA’s Inc.
Salt Lake City, Utah

MVP NETWORK, INC.
BALANCE SHEET
December 31, 2000

ASSETS
CURRENT ASSETS
Cash	$6,403
Accounts receivable	13,308
Note receivable - current	264,891
Total Current Assets	284,602
NON CURRENT RECEIVABLES
Note receivable	151,449
Account receivable	50,000
$486,051
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$152,645
Note payable and accrued interest - current - bank	236,198
Note payable	150,000
Total Current Liabilities	538,843
NON CURRENT NOTE PAYABLE - bank	113,612
STOCKHOLDERS' DEFICIENCY
Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-
Common stock
50,000,000 shares authorized at $.05 par value -
7,091,446 shares issued and
outstanding	354,572
Capital in excess of par value	967,537
Accumulated deficit	(1,488,513)
Total Stockholders' Deficiency	(166,404)
$486,051

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2000 and 1999

	Dec 31,	Dec 31,
	2000	1999
REVENUES	$-	$-

EXPENSES

Administrative	201,338	813,147

NET PROFIT (LOSS) from operations	(201,338)	(813,147)

OTHER INCOME AND EXPENSES

Interest income	23,823	39,098
Interest expense	(42,682)	(49,883)
Net gain (loss) on sale of assets	(10,600)	1,103,985
Net gain from discontinued operations	-	111,991

NET INCOME (LOSS)	$(230,797)	$392,044

NET PROFIT (LOSS) ON COMMON SHARE

Basic and diluted	$(.03)	$ ,06

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000,s)	7,091	6,150

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000 and 1999

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 1999	7,150,000	$357,500	$2, 327,669	$(1,798,154)

Accrued preferred stock dividends	-	-	-	(89,170)
Cancellation of stock issued to an
employee	(1,000,000)	(50,000)	(1,950,000)	-
Net operating income for the year
ended December 31, 1999	-	-	-	392,044

Balance December 31, 1999	6,150,000	307,500	377,669	(1,495,280)

Accrued preferred stock dividends	-	-	-	(66,942)
Issuance of common shares for
cancellation of preferred shares
and accrued dividends	941,446	47,072	589,868	304,506
Net operating loss for year ended
December 31, 2000	-	-	-	(230,797)

Balance December 31, 2000	7,091,446	$354,572	$967,537	$(1,488,513)
The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2000 and 1999

	Dec 31,	Dec 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(230,797)	$392,044

Adjustments to reconcile net profit (loss) to
net cash provided by operating
activities

Depreciation	-	78,975
Net gain on sale of assets	-	(1,103,985)
Impairment of investment	-	150,000
Net changes in accounts payable	33,761	115,871
Net Cash from (used) in Operations	(197,036)	(367,095)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments	-	(150,000)
Payments on note receivable	306,068	360,086
Proceeds from sale of assets	-	350,000
	306,068	560,086
CASH FLOWS FROM FINANCING ACTIVITIES

Net changes in notes payable	(166,388)	(506,493)
Net Increase (decrease) in Cash	(57,356)	(313,502)

Cash at Beginning of Period	63,759	377,261
Cash at End of Period	$6,403	$63,759
The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2000

1. ORGANIZATION

MVP Network, Inc. formerly Vida Medical Systems, Inc., and Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

The Company, through its wholly-owned subsidiary Oasis Transportation and Marketing Corporation, (OTMC) was engaged in the service of gathering, transportation and marketing of domestic crude oil. During March 1999 the Company sold all is ownership OTMC and discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

MVP NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2000, the Company had a net operating loss carry forward of $1,488,513. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders on the date of this report.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due their short term maturities.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

MVP NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. CAPITAL STOCK

During the year 2000 the Company issued 941,446 common shares to redeem 63,694 preferred shares and accrued dividends.

4. SIGNIFICANT RELATED PARTY TRANSACTIONS

On the date of this report an officer of the Company had acquired 70% of the outstanding stock.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through loans from an officer-director which will enable the Company to continue operations for the coming year.

During 2005 all remaining debt was settled.

Exhibit List

Exhibit Number	Description
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2005	Oasis Oil Corporation By: /s/ Paul A. Schneider Paul A. Schneider President and Principal Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on December 28, 2005, in the capacities indicated.

Dated: December 28, 2005	Oasis Oil Corporation By: /s/ Paul A. Schneider Paul A. Schneider President and Principal Operating Officer By: /s/ Timothy R. Smith Timothy R. Smith Chif Financial Officer