Form 10QSB
period 2001-03-31
OASIS OIL CORP
filed 2005-12-29
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

Oasis Oil Corporation
(Exact name of registrant as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1800 ST. JAMES PLACE, SUITE 105, HOUSTON, TEXAS	77056
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (713) 626-3163

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.05 par value	7,091,446
Series B Preferred Stock, $1.00 par value	-0-

Transitional Small Business Disclosure Format(Check one): Yes [ ] No [X]

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

The accompanying balance sheets of MVP Network, Inc. at March 31, 2001 , and the statements of operations for the three months ended March 30, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2001are not necessarily indicative of the results that can be expected for the year ending December 31, 2001

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
March 31, 2001 and December 31, 2000

	Mar 31,	Dec 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$2,784	$6,403
Accounts receivable	13,308	13,308
Note receivable - current	224,361	264,891
Total Current Assets	240,453	284,602

NON CURRENT RECEIVABLES
Note receivable	151,449	151,449
Account receivable	50,000	50,000
	$441,902	$486,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$152,645	$152,645
Note payable and accrued interest - current - bank	214,627	236,198
Note payable	150,000	150,000
Total Current Liabilities	517,272	538,843

NON CURRENT NOTE PAYABLE - bank	113,612	113,612

STOCKHOLDERS' DEFICIENCY
Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-	-
Common stock
50,000,000 shares authorized at $.05 par value -
7,091,446 shares issued and
outstanding	354,572	354,572
Capital in excess of par value	967,537	967,537
Accumulated deficit	(1,511,091)	(1,488,513)
Total Stockholders' Deficiency	(188,982)	(166,404)
	$441,902	$486,051

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2001

	Mar 31,	Mar 31,	Jan 1, 2001
	2001	2000	to Mar 31, 2001

REVENUES	$-	$-	$-

EXPENSES

Administrative	18,618	117,310	18,618
NET LOSS - from operations	(18,618)	(117,310)	(18,618)

OTHER INCOME AND EXPENSES

Interest income	4,470	6,851	4,470
Interest expense	(8,430)	(9,694)	(8,430)

NET INCOME	$(22,578)	$(120,153)	$(22,578)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$(.02)

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000,s)	7,091	6,150

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2001

	Mar 31,	Mar 31,	Jan 1, 2001
	2001	2000	to Mar 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$(22,578)	$(120,153)	$(22,578)
Adjustments to reconcile net profit to
net cash provided by operating
activities

Depreciation	-	4,673	-
Changes in accounts receivable	-	(27,798)	-
Changes in accounts payable	-	(2,521)	-
Changes in prepaid expense	-	(1,173)	-
Net Cash from (used) in Operations	(22,578)	(146,972)	(22,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in notes receivable	40,530	105,649	40,530

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in notes payable	(21,571)	-	(21,571)
Net Increase (decrease) in Cash	(3,619)	(41,323)	(3,619)

Cash at Beginning of Period	6,403	63,759	6,403
Cash at End of Period	$2,784	$22,436	$2,784

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2001

1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

The Company, through its wholly-owned subsidiary Oasis Transportation and Marketing Corporation, (OTMC) was engaged in the service of gathering, transportation and marketing of domestic crude oil. During March 1999 the Company sold all its ownership in OTMC and discontinued operations.

The Company is in the development stage starting on January 1, 2001.

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

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
March 31, 2001

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

On March 31, 2001, the Company had a net operating loss carry forward of $1,511,091. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
March 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer-director has acquired 70% of the outstanding common stock of the Company.

4. GOING CONCERN

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

During June 2005 all remaining debt was settled.

EXHIBIT INDEX

Number	Description
31.1 31.2 32.1	Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002 Certifications Sarbanes - Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oasis Oil Corporation

Dated: December 29, 2005	By:	/s/ Paul A Schneider
Paul A Schneider
President and Principle Operating Officer

Oasis Oil Corporation

Dated: December 29, 2005	By:	/s/ Timothy R. Smith
Timothy R. Smith Chief Financial Officer