Form 10QSB
period 2001-06-30
OASIS OIL CORP
filed 2005-12-29
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

The accompanying balance sheets of MVP Network, Inc. at June 30, 2001 , and the statements of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
June 30, 2001 and December 31, 2000

	Jun 30,	Dec 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$-	$6,403
Accounts receivable	13,308	13,308
Note receivable - current	152,016	264,891
Total Current Assets	165,324	284,602

NON CURRENT RECEIVABLES
Note receivable	-	151,449
Account receivable	50,000	50,000
	$215,324	$486,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$153,059	$152,645
Note payable and accrued interest - current - bank	122,889	236,198
Note payable	150,000	150,000
Total Current Liabilities	425,948	538,843

NON CURRENT NOTE PAYABLE - bank	-	113,612

STOCKHOLDERS' DEFICIENCY
Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding -
Common stock
50,000,000 shares authorized at $.05 par value -
7,091,446 shares issued
and outstanding	354,572	354,572
Capital in excess of par value	967,537	967,537
Accumulated deficit	(1,532,733)	(1,488,513)
Total Stockholders' Deficiency	(210,624)	(166,404)
	$215,324	$486,051

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2001

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 2001 to
	2001	2000	2001	2000	Jun 30, 2001

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	19,199	80,290	37,817	197,600	37,817

NET LOSS - from operations	(19,199)	(80,290)	(37,817)	(197,600)	(37,817)

OTHER INCOME (EXPENSES)

Interest income	3,810	5,933	8,280	12,784	8,280
Interest expense	(6,253)	(11,835)	(14,683)	(21,529)	(14,683)
Loss on sale of assets	-	(10,600)	-	(10,600)	-

NET LOSS	$(21,642)	$(96,792)	$(44,220)	$(216,945)	$(44,220)

NET LOSS PER COMMON
SHARE
Basic and diluted	$-	$(.02)	$-	$(.04)

AVERAGE OUTSTANDING
SHARES - stated in 1,000's
Basic	7,091	6,150	7,091	6,150

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2001

	Jun 30,	Jun 30,	Jan 1, 2001
	2001	2000	to Jun 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$(44,220)	$(216,945)	$(44,220)

Adjustments to reconcile net profit to
net cash provided by operating
activities

Depreciation	-	4,673	-
Changes in accounts receivable	-	(15,726)	-
Changes in prepaid expense	-	(1,827)	-
Change in accounts payable	414	40,762	414
Net Cash from (used) in Operations	(43,806)	(189,063)	(43,806)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in note receivable	264,324	152,216	264,324

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in note payable	(226,921)	(26,008)	(226,921)

Net Increase (decrease) in Cash	(6,403)	(62,855)	(6,403)

Cash at Beginning of Period	6,403	63,759	6,403

Cash at End of Period	$-	$904	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2001

1. ORGANIZATION

MVP Network, Inc, formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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
June 30, 2001

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

On June 30, 2001, the Company had a net operating loss carry forward of $1,532,733. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
June 30, 2001

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
(principal executive officer)

Oasis Oil Corporation

Dated: December 29, 2005	By:	/s/ Timothy R. Smith
Timothy R. Smith (principal financial officer)