Form 10QSB
period 2001-09-30
OASIS OIL CORP
filed 2005-12-29
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

The accompanying balance sheets of MVP Network, Inc. at September 30, 2001 , and the statements of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
September 30, 2001 and December 31, 2000

	Sept 30,	Dec 31,
	2001	2000
ASSETS
CURRENT ASSETS

Cash	$104	$6,403
Accounts receivable	10,000	13,308
Note receivable - current	152,016	264,891
Total Current Asset	162,120	284,602

NON CURRENT RECEIVABLES

Note receivable	-	151,449
Account receivable	50,000	50,000
	$212,120	$486,051

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$152,645	$152,645
Note payable and accrued interest - current - bank	122,844	236,198
Note payable	150,000	150,000
Total Current Liabilities	425,489	538,843

NON CURRENT NOTE PAYABLE - bank	-	113,612

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding -
Common stock
50,000,000 shares authorized at $.05 par value -
7,091,446 shares issued
and outstanding	354,572	354,572
Capital in excess of par value	967,537	967,537
Accumulated deficit	(1,535,478)	(1,488,513)
Total Stockholders' Deficiency	(213,369)	(166,404)
	$212,120	$486,051

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2001

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Jan 1, 2001 to
	2001	2000	2001	2000	Sept 30, 2001
REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	213	251	38,030	197,851	38,030

NET LOSS - from operations	(213)	(251)	(38,030)	(197,851)	(38,030)

OTHER INCOME (EXPENSES)

Interest income	-	5,460	8,280	18,244	8,280
Interest expense	(2,532)	(10,201)	(17,215)	(31,730)	(17,215)
Loss on sale of assets	-	-	-	(10,600)	-

NET LOSS	$(2,745)	$(4,992)	$(46,965)	$(221,937)	$(46,965)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$(.04)

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	7,091	6,150	7,091	6,150

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2001

	Sept 30,	Sept 30,	Jan 1, 2001
	2001	2000	to Sept 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$(46,965)	$(221,937)	$(46,965)

Adjustments to reconcile net profit to
net cash provided by operating
activities

Depreciation	-	4,673	-
Changes in accounts receivable	3,308	(53,074)	3,308
Changes in prepaid expense	-	(1,827)
Change in accounts payable	-	31,479	-
Net Cash from (used) in Operations	(43,657)	(240,686)	(43,657)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in note receivable	264,324	191,756	264,324

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in note payable	(226,966)	(11,487)	(226,966)

Net Increase (decrease) in Cash	(6,299)	(60,417)	(6,299)

Cash at Beginning of Period	6,403	63,759	6,403

Cash at End of Period	$104	$3,342	$104

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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
September 30, 2001
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

On September 30, 2001, the Company had a net operating loss carry forward of $1,535,478. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
September 30, 2001

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
President and Principal Operating Officer

Oasis Oil Corporation

Dated: December 29, 2005	By:	/s/ Timothy R. Smith
Timothy R. Smith Chief Financial Officer