Form 10KSB
period 2001-12-31
OASIS OIL CORP
filed 2005-12-29
CIK 103501

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2001

OR

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ________.

Commission File Number 000-05833

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
Yes   No X

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2001 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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
St Louis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc. (development stage company) at December 31, 2001 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 2001 (date of inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2001 and the statements of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period January 1, 2001 (date of inception of development stage) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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
Madsen & Associates, CPA’s Inc.
Salt Lake City, Utah

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
December 31, 2001

ASSETS
CURRENT ASSETS

Cash	$13

Total Current Assets	13

OTHER RECEIVABLE	50,000

$50,013

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Note payable - bank	$113,612
Accounts payable	152,645

Total Current Liabilities	266,257

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding-
Common stock
50,000,000 shares authorized at $.05 par value - 23,638,153 shares issued and outstanding 1,181,907
Capital in excess of par value	140,202
Accumulated earnings (deficit) - note 1	(1,538,353)

Total Stockholders' Deficiency (216,244)

$50,013

The accompanying notes are an integral part of these financial statements

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2001
	Dec 31,		Jan 1, 2001
	2001	2002	to Dec 31, 2001

REVENUES	$-	$-	$-

EXPENSES

Administrative	38,121	201,338	38,121
NET LOSS - before other income and expenses	(38,121)	(201,338)	(38,121)

OTHER INCOME AND EXPENSES

Net loss on sale of assets	-	(10,600)	-
Interest income	6,264	23,823	6,264
Interest expense	(17,983)	(42,682)	(17,983)

NET INCOME (LOSS)	$(49,840)	$(230,797)	$(49,840)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$(.03)

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000,s)	23,638	7,091

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period December 31, 1999
to December 31, 2001

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 31, 1999	6,150,000	$307,500	$377,669	$(1,495,280)

Accrued preferred stock dividends	-	-	-	(66,942)
Issuance of common shares for
cancellation of preferred shares
and accrued dividends	941,446	47,072	589,868	304,506
Net operating loss for year ended
December 31, 2000	-	-	-	(230,797)

Balance December 31, 2000	7,091,446	354,572	967,537	(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707	827,335	(827,335)	-
Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)

Balance December 31, 2001	23,638,153	$1,181,907	140,202	(1,538,353)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2001

	Dec 31,	Dec 31,	Jan 1, 2001
	2001	2000	to Dec 31, 2001
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(49,840)	$(230,797)	$(49,840)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts receivable	278,199	-	278,119
Changes in accounts payable	(272,586)	33,761	(272,586)
Net Cash from (used) in Operations	(44,227)	(197,036)	(44,227)

CASH FLOWS FROM INVESTING
ACTIVITIES
Changes in note receivable	151,449	306,068	151,449

CASH FLOWS FROM FINANCING
ACTIVITIES

Changes in note payable	(113,612)	(166,388)	(113,612)

Net Increase (decrease) in Cash	(6,390)	(57,356)	(6,390)

Cash at Beginning of Period	6,403	63,759	6,403
Cash at End of Period	$13	$6,403	$13

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001
1. ORGANIZATION

MVP Network, Inc. formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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
December 31, 2001

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

On December 31, 2001, the Company had a net operating loss carry forward of $1,538,353. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
December 31, 2001
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

Dated: December 29, 2005	Oasis Oil Corporation By: /s/ Paul A. Schneider Paul A. Schneider President and Principal Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on December 28, 2005, in the capacities indicated.

Dated: December 29, 2005	Oasis Oil Corporation By: /s/ Paul A. Schneider Paul A. Schneider President and Principal Operating Officer By: /s/ Timothy R. Smith Timothy R. Smith Chif Financial Officer