Form 10QSB
period 2002-09-30
OASIS OIL CORP
filed 2005-12-30
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2002
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

Forward Looking Statements

This quarterly  report for the period  ended September 30, 2002 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

The accompanying balance sheets of MVP Network, Inc. at September 30, 2002 , and the statements of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
September 30, 2002 and December 31, 2001

	Sept 30,	Dec 31,
	2002	2001

ASSETS
CURRENT ASSETS

Cash	$-	$13
Total Current Assets	-	13

OTHER RECEIVABLES	50,000	50,000

	$50,000	$50,013

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$152,645	$152,645
Note payable and accrued interest - current - bank	118,346	113,612
Total Current Liabilities	270,991	266,257

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding -

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907	1,181,907

Capital in excess of par value	140,202	140,202

Accumulated deficit	(1,543,100)	(1,538,353)

Total Stockholders' Deficiency	(220,991)	(216,244)
	$50,000	$50,013

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2002

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Jan 1, 2001 to
	2002	2001	2002	2001	Sept 30, 2002

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Administrative	-	213	13	38,030	38,134

NET LOSS - from operations	-	(213)	(13)	(38,030)	(38,134)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	8,280	6,264
Interest expense	(1,578)	(2,532)	(4,474)	(17,215)	(22,717)

NET LOSS	$(1,578)	$(2,745)	$(4,747)	$(46,965)	$(54,587)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING

SHARES - stated in 1,000's

Basic	23,638	15,366	23,638 1	1,104

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2002

	Sept 30,	Sept 30,	Jan 1, 2001
	2002	2001	to Sept 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$(4,747)	$(46,965)	$(54,587)

Adjustments to reconcile net profit to
net cash provided by operating activities

Changes in accounts receivable	-	-	278,199

Change in accounts payable	4,734	3,308	(267,852)

Net Cash from (used) in Operations	(13)	(43,657)	(44,240)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in note receivable	-	264,324	151,449

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in note payable	-	(226,966)	(113,612)

Net Increase (decrease) in Cash	(13)	(6,299)	(6,403)

Cash at Beginning of Period	13	6,403	6,403

Cash at End of Period	$-	$104	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

1. ORGANIZATION

NVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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
September 30, 2002

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

On September 30, 2002, the Company had a net operating loss carry forward of $1,543,100. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
September 30, 2002

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