Form 10-K
period 2002-12-31
OASIS OIL CORP
filed 2005-12-30
CIK 103501

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2002

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
Yes   No X

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2002 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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
Board of Directors
MVP Network, Inc.
St Louis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc.(development stage company) at December 31, 2002 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period January 1, 2001 (date of inception of development stage) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2002 and the statements of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period January 1, 2001 (date of inception of development stage) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MADSEN & ASSOCIATES, CPA’s Inc.
MADSEN & ASSOCIATES, CPA’s Inc.
Salt Lake City, Utah
December 16, 2005
F-1-

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
December 31, 2002

ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	-

OTHER RECEIVABLES	$50,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Note payable - bank	$119,924
Accounts payable	152,645
Total Current Liabilities	272,569

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-
Common stock
50,000,000 shares authorized at $.05 par value - 23,638,153 shares issued and outstanding	1,181,907
Capital in excess of par value	140,202
Accumulated earnings (deficit) - note 1	(1,544,678)

Total Stockholders' Deficiency	(222,569)

$50,000

The accompanying notes are an integral part of these financial statements.
F-2-

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2002 and 2001 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2002

Dec 31,	Dec 31,	Jan 1, 2001
2002	2001	to Dec 31, 2002

REVENUES		$-		$-	$-

EXPENSES

Administrative		13		38,121	38,134
NET LOSS - before other income and expenses		(13)		(38,121)	(38,134)

OTHER INCOME AND EXPENSES

Interest income		6,264		6,264
Interest expense		(6,312)		(17,983)	(24,295)

NET INCOME (LOSS)		$(6,325)		$(49,840)	$(56,165)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	-	$-	-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000,s)		23,638		23,638

The accompanying notes are an integral part of these financial statements.
F-3-

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to December 31, 2002

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	$7,091,446	$354,572	$967,537)	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707		827,335)	(827,335)
Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net operating loss for the year
ended December 31, 2002	-	-	-	(6,325)

Balance December 31, 2002	23,638,153	$1,181,907	$140,202	(1,544,678)

The accompanying notes are an integral part of these financial statements.
F-4-

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2002

	Dec 31 ,	Dec 31,	Jan 1, 2001
	2002	2001	to Dec 31, 2002
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(6,325)	$(49,840)	$(56,165)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Changes in accounts receivable	-	278,199	429,648
Change in accounts payable	6,312	(272,586)	(379,886)

Net Cash from (used) in Operations	(13)	(44,227)	(6,403)
CASH FLOWS FROM INVESTING
ACTIVITIES
Changes in accounts receivable	-	151,449	-
CASH FLOWS FROM FINANCING
ACTIVITIES
Changes in account payable	-	(113,612)	-

Net Increase (decrease) in Cash	(13)	(6,390)	(6,403)
Cash at
Beginning of Period	13	6,403	6,403
Cash at End of Period	$-	$13	$-
The accompanying notes are an integral part of these financial statements.

F-5-

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

F-6-

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2002

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

On December 31, 2002, the Company had a net operating loss carry forward of $1,544,678. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

F-7-

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2002

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
F-8-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	Oasis Oil Corporation By: /s/