Form 10KSB
period 2003-12-30
OASIS OIL CORP
filed 2006-01-03
CIK 103501

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year ended December 31, 2003
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
Yes   No X

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2003 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
MVP Network, Inc.
St Louis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc. (development stage company) at December 31, 2003 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and the period January 1, 2001 (date of inception of development stage) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2003 and the statements of operations, and cash flows for the years ended December 31, 2003 and 2002 and the period January 1, 2001 (date of inception of development stage) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
December 16, 2005 s\Madsen & Associates, CPA’s Inc.

MADSEN & ASSOCIATES, CPA’s Inc.

Date: December 16, 2005	By:	/s/MADSEN & ASSOCIATES, CPA’s Inc.

Salt Lake City, Utah

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
December 31, 2003

ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Note payable - related party	$50,000
Accounts payable	152,645
Total Current Liabilities	202,645

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding -

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907

Capital in excess of par value	140,202

Accumulated earnings (deficit) - note 1	(1,524,754)

Total Stockholders' Deficiency	$(202,645)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2003 and 2002 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2003

	Dec 31,	Dec 31,	Jan 1, 2001
	2003	2002	to Dec 31, 2003
REVENUES	$-	$-	$-

EXPENSES

Administrative	-	13	38,134

NET LOSS - before other income and expenses	-	(13)	(38,134)

OTHER INCOME AND EXPENSES

Settlement of debt	24,292	-	24,292

Interest income	-	-	6,264

Interest expense	(4,368)	(6,312)	(28,663)

NET INCOME (LOSS)	$19,924	$(6,325)	$(36,241)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000,s)	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to December 31, 2003

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707	827,335	(827,335)	-

Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)

Net operating loss for the year
ended December 31, 2002	-	-	-	(6,325)

Net operating profit for the year
ended December 31, 2003	-	-	-	19,924

Balance December 31, 2003	23,638,153	$1,181,907	$140,202	$(1,524,754)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2003 and 2002 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2003

	Dec 31,	Dec 31,	Jan 1, 2001
	2003	2002	to Dec 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$19,924	$(6,325)	$(36,241)

Adjustments to reconcile net profit (loss) to
net cash provided by operating activities

Settlement of debt	(24,292)	-	(24,292)

Changes in accounts receivable	-	-	429,648

Change in accounts payable	4,368	6,312	(375,518)

Net Cash from (used) in Operations	-	(13)	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	(13)	(6,403)

Cash at Beginning of Period	-	13	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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
December 31, 2003

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

On December 31, 2003, the Company had a net operating loss carry forward of $1,524,754. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer-director has acquired 70% of the outstanding common stock of the Company.

An officer-director has a no interest, demand, note payable due him of $50,000.

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

Dated: December 30, 2005	Oasis Oil Corporation By: /s/ Paul A. Schneider Paul A. Schneider President and Principal Operating Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on December 28, 2005, in the capacities indicated.

Dated: December 30, 2005	Oasis Oil Corporation By: /s/ Paul A. Schneider Paul A. Schneider President and Principal Operating Officer By: /s/ Timothy R. Smith Timothy R. Smith Chif Financial Officer