Form 10QSB
period 2004-03-31
OASIS OIL CORP
filed 2006-01-03
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Forward Looking Statements

This quarterly report for the period ended March 31, 2004 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

The accompanying balance sheets of MVP Network, Inc. at March 31, 2004 , and the statements of operations for the three months ended March 30, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
March 31, 2004 and December 31, 2003

	Mar 31,	Dec 31,
	2004	2003
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$152,645	$152,645
Account payable - related party	50,000	50,000
Total Current Liabilities	202,645	202,645

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding - -

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907	1,181,907

Capital in excess of par value	140,202	140,202

Accumulated deficit	(1,524,754)	(1,524,754)

Total Stockholders' Deficiency	(202,645)	(202,645)

$ -		$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2004

	Mar 31,	Mar 31,	Jan 1, 2001
	2004	2003	to Mar 31, 2004

REVENUES	$-	$-	$-

EXPENSES

Administrative	-	-	38,134

NET LOSS - before other income and expenses	-	-	(38,134)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	24,292
Interest income	-	-	6,264
Interest expense	-	(1,092)	(28,663)

NET INCOME	$-	$(1,092)	$(36,241)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000,s)	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2004

	Mar 31,	Mar 31,	Jan 1, 2001
	2004	2003	to Mar 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$-	$(1,092)	$(36,241)

Adjustments to reconcile net profit to
net cash provided by operating activities

Settlement of debt	-	-	(24,292)

Changes in accounts receivable	-	-	429,648

Changes in accounts payable	-	1,092	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in notes receivable	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in notes payable	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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
March 31, 2004

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

On March 31, 2004, the Company had a net operating loss carry forward of $1,524,754. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
March 31, 2004

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

Oasis Oil Corporation

Dated: January 3, 2006	By:	/s/ Paul A Schneider
Paul A Schneider
(principal executive officer)

Oasis Oil Corporation

Dated: January 3, 2006	By:	/s/ Timothy R. Smith
Timothy R. Smith (principal financial officer)