Form 10QSB
period 2004-06-30
OASIS OIL CORP
filed 2006-01-03
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Forward Looking Statements

This quarterly report for the period ended June 30, 2004, as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
June 30, 2003 and December 31, 2002

	Jun 30,	Jun 30,
	2004	2003
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$152,645	$152,645

Accounts payable - related party	50,000	50,000

Total Current Liabilities	202,645	202,645

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding - -

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares`issued and outstanding	1,181,907	1,181,907

Capital in excess of par value	140,202	140,202

Accumulated deficit	(1,524,754)	(1,524,754)

Total Stockholders' Deficiency	(202,645)	(202,645)

$ -	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2003 and 2002 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2003

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 2001 to
	2004	2003	2004	2003	Jun 30, 2004

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	-	-	-	- 38,134

NET LOSS - from operations	-	-	-	-	(38,134)

OTHER INCOME (EXPENSES)

Settlement of debt	-	-	-	-	24,292

Interest income	-	-	-	-	6,264

Interest expense	-	(1,092)	-	(2,184)	(28,663)

NET LOSS	$-	$(1,092)	$-	$(2,184)	$(36,241)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	23,638	23,638	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2003

	Jun 30,	Jun 30,	Jan 1, 2001
	2003	2003	Jun 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$-	$(2,184)	$(36,241)

Adjustments to reconcile net profit to
net cash provided by operating activities

Settlement of debt	-	-	(24,292)

Changes in accounts receivable	-	-	429,648

Changes in accounts payable	-	2,184	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in note receivable	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in note payable	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

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