Form 10QSB
period 2005-06-30
OASIS OIL CORP
filed 2006-01-03
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Forward Looking Statements

This quarterly report for the period ended June 30, 2005 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Item 7. Financial Statements

FINANCIAL STATEMENTS

The accompanying balance sheets of MVP Network, Inc. at June 30, 2005 , and the statements of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET
June 30, 2005 and December 31, 2004

	Jun 30,	Dec 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Note payable - related party	$-	$50,000
Total Current Liabilities	-	50,000

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-	-

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907	1,181,907

Capital in excess of par value	148,196	140,202

Accumulated earnings (deficit) - note 1	(1,330,103)	(1,372,109)

Total Stockholders' Deficiency	$-	$(50,000)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2005

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 2001 to
	2005	2004	2005	2004	Jun 30, 2005

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	7,994	-	7,994	-	46,128

NET LOSS - from operations	(7,994)	-	(7,994)	- (46,128)

OTHER INCOME (EXPENSES)

Settlement of debt	50,000	-	50,000	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

NET PROFIT ( LOSS)	$42,006	$-	$42,006	$-	$158,410

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	23,638	23,638	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to June 30, 2004
			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707	827,335	(827,335)

Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)

Net operating loss for the year
ended December 31, 2002	-	-	-	(6,325)

Net operating profit for the year
ended December 31, 2003	-	-	-	19,924

Balance December 31, 2003	23,638,153	1,181,907	140,202	(1,524,754)

Net operating profit for the year
ended December 31, 2004	-	-	-	152,645

Balance December 31, 2004	23,638,153	1,181,907	140,202	(1,372,109)

Contribution to capital - expenses	-	-	7,994	-

Net operating profit for the six
months ended June 30, 2005	-	-	-	42,006

Balance June 30, 2005	23,638,153	$1,181,907	$148,196	$(1,330,103)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS
For the Three and Six Months Ended June 30, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2005

	Jun 30,	Jun 30,	Jan 1, 2001
	2005	2004	to Jun 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$42,006	$-	$158,410

Adjustments to reconcile net profit to net cash provided by operating Activities

Contribution to capital - expenses	7,994	-	7,994

Settlement of debt	(50,000)	-	(226,937)

Changes in accounts receivable	-	-	429,648

Change in accounts payable	-	-	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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
June 30, 2005
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

On June 30, 2005, the Company had a net operating loss carry forward of $1,330,103. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
June 30, 2005

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

An officer-director made contributions to capital by payment of expenses of $7,994 and forgave debt due him of $50,000.

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