Form 10KSB
period 2005-12-31
OASIS OIL CORP
filed 2006-03-30
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-KSB
(Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2005

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

Commission file number 0-5833

MVP NETWORK, INC.
____________________________________________
(Name of small business issuer in its charter)

Issuer’s Former Name: Oasis Oil Corporation

Nevada	94-1713830
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7701 Forsyth Boulevard, Suite 325
Clayton, MO	63105
(Address of principal executive office)	(Zip code)

(314) 721-3947
_____________________________________________
(Issuer's telephone number including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Shares, $0.05 par value
________________________________________
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

State the Issuer’s revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.

As of March 24, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0 based on approximately 5,721,432 shares held by non-affiliates at a price of $0.00 per share. The issuer’s common stock has not been actively traded in the past three years. There is presently no market for the issuer’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding as of March 24, 2006 was 23,638,153.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

MVP Network, Inc.
FORM 10-KSB ANNUAL REPORT

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2005 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking. In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company’s products and services, if any, or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Company History and Business

MVP Network, Inc. (“MVP Network” or the “Company”) is headquartered in Clayton, Missouri. The Company was incorporated in the State of Nevada in 1955. Since then the Company has been known my various names including Western American Industries, Inc., Cardiodynamics, Inc., Vida Medical Systems, Inc., and Oasis Oil Corporation.

Most recently, the Company principally engaged in the service of gathering, transporting and marketing of domestic crude oil through a wholly owned subsidiary known as Oasis Transportation and Marketing Corporation (“OTMC”). As a first purchaser of crude oil, the Company offered a complete division order and royalty disbursement service to its producer accounts. The Company sustained substantial operating losses in the past. Effective March 31, 1999, the Company sold 100% of its ownership of OTMC, representing the discontinuation of all of its existing operations. After the sale of OTMC, management began exploring merger and acquisition possibilities. Since then, the Company has also been involved in paying off debt and eliminating certain liabilities.

The Company amended its Articles of Incorporation in August 3, 2005 to change its name from Oasis Oil Corporation to MVP Network, Inc.

The Company is in the development stage and has generated no significant revenue. In the past three years, the Company has been funded primarily through loans from officers and shareholders.

Search for Possible Acquisitions

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we may have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any agreement or understanding with a particular consultant regarding our search for business opportunities.

If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our limited capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

    * potential benefits to us and our shareholders;
    * working capital;
    * financial requirements and availability of additional financing;
    * history of operation, if any;
    * nature of present and expected competition;
    * quality and experience of management;
    * need for further research, development or exploration;
    * potential for growth and expansion;
    * potential for profits; and
    * other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only a limited amount of assets, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also possible that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

It is possible that we may acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Should that occur, we may seek the approval of our shareholders before consummating such a related party transaction.

In August 2005, the Company began discussions with MVP Network, LLC concerning the possibility of acquiring MVP Network, LLC as a wholly-owned subsidiary. At that time, the Company changed its name from Oasis Oil Corporation to MVP Network, Inc. in anticipation of concluding an acquisition agreement. As of the date of this report, no agreement has been reached between the two companies, but discussions continue.

MVP Network, LLC was founded in 2000. It developed and released a two (2) dimensional online golf game known as GoldenFairway.com. GoldenFairway.com currently has 351,000 registered golfers that have downloaded and played the game. MVP Network, LLC developed games and created the infrastructure and hired support staff to support large multi-player online golf tournaments. It has developed and sold monthly subscriptions, held fundraiser golf tournaments, and in-game advertising. Paul A. Schneider and Timothy R. Smith are both officers of MVP Network, LLC. Mr. Schneider is an owner of MVP Network, LLC. As such, any acquisition of MVP Network, LLC by the Company would involve a related party transaction.

Products and Services

We discontinued our oil related business in 1999 when OTMC was sold. We presently have no products or services.

Patents, Trademarks and Licenses

We neither own nor have applied for any patents or trademarks. We do not license any technology from other companies.

Competition

We are unable to evaluate the type and extent of our likely competition with respect to any possible acquisitions. We are aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We are in direct competition with these other public companies in our search for business opportunities and, due to our very limited funds, it may be difficult to successfully compete with these other companies.

Employees

We currently have no employees. Management presently serves in an uncompensated role, except that Paul A. Schneider, Timothy R. Smith and Debbra Schneider are reimbursed certain expenses to attend directors meetings.

Seasonality

There is no seasonal aspect to our business.

Facilities

The Company’s corporate office is currently located at 7701 Forsyth Boulevard, Suite 325, Clayton Missouri 63105. Pursuant to a written lease, The MVP Network, LLC leases approximately 5,600 square feet at an annual rent of $156,000. The lease is for a five-year term and currently is set to expire in April of 2006. The MVP Network, LLC allows the Company to utilize office space at this location.

Although we have no written agreement and currently pay no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office space from which we will conduct our business. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required, is unknown. We have no current plans to secure separate commercial office space.

RISK FACTORS

Going Concern Issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

If we lose key personnel, we may be unable to successfully operate our business We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Ownership of our Common Stock

There is presently no market for our common stock. If a market develops, we anticipate that the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that any market that develops will be potentially highly volatile and may fluctuate substantially because of:

    * actual or anticipated fluctuations in our future business and operating results;
    * changes in or failure to meet market expectations;
    * fluctuations in stock market price and volume, which are particularly common among securities of new start-up companies.

We Do Not Intend to Pay Dividends

We have never declared or paid any cash dividends on shares of our common stock during the past five years. We currently intend to retain any future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Possible "Penny Stock" Regulation

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

    * make a special suitability determination for purchasers of penny stocks;
    * receive the purchaser's written consent to the transaction prior to the purchase; and
    * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any real estate. As stated above, the Company’s corporate office is currently located at 7701 Forsyth Boulevard, Suite 325, Clayton Missouri 63105. Pursuant to a written lease, The MVP Network, LLC leases approximately 5,600 square feet at an annual rent of $156,000. The lease is for a five-year term and currently is set to expire in April of 2006. The MVP Network, LLC allows the Company to utilize office space at this location.

Although we have no written agreement and currently pay no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge with an operating business, we will secure commercial office space from which we will conduct our business. However, until such time as we complete an acquisition or merger, the type of business in which we will be engaged and the type of office and other facilities that will be required, is unknown. We have no current plans to secure separate commercial office space.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2005, the Company was not a party to any material pending legal proceedings. To the best of the Company’s knowledge, as of December 31, 2005 no governmental authority or other party had threatened or was contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

During the year ended December 31, 2005, there was no market for our common stock. There has been no market for our common stock at any time during the past two years. The high and low bid prices for our shares are listed below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE RANGE

YEAR ENDED December 31, 2005:	LOW	HIGH

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2004:

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Stockholders

As of March 24, 2006, there were approximately 4,000 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We did not declare any cash dividends during the two fiscal years December 31, 2005, and we do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

All common shares rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

Recent Sales of "Unregistered" Securities

Between January 1, 2003 and December 31, 2005, the Company did not sell or issue any securities that were not registered under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues and Other Income. We did not realize any revenues for the years ended December 31, 2005 or 2004. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had $152,645 income from settlement of debt expenses incurred in the year ended December 31, 2004. There was no similar income in the year ended December 31, 2005. The $152,645 settlement of debt in the year ended December 31, 2004 related to debts incurred by the Company during 1998 and 1999 that were written off in 2004, based on the Company’s belief that the relevant statutes of limitations have run.

Expenses. The Company incurred no general and administrative expenses in either the year ended December 31, 2005 or the year ended December 31, 2004. The Company incurred no other expenses during the year ended December 31, 2005 or the year ended December 31, 2004.

Net Loss. Net income for the year ended December 31, 2005 was $0 as compared to net income of $152,645 for the year ended December 31, 2004. This translates to net income per share of $0.00 in 2005 compared to net income share of $0.01 for the year ended December 31, 2004.

Liquidity and Capital Resources at December 31, 2005

During the year ended December 31, 2005 we did not use any cash since we had no operations.

As of December 31, 2005 we had no cash or other assets and total current liabilities of $50,000. As of December 31, 2005, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We currently owe Paul A. Schneider, one of our officers and directors $50,000 on a no interest, demand note, for a loan which he made to the Company. We may seek to borrow additional funds from him in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

Plan of Operations

Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of seeking a merger or acquisition of an operating which we believe will be profitable and allow us to continue as a going concern. Any such acquisition is expected to require additional capital funding. We may seek additional capital needed to meet these anticipated needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

Certain Factors Affecting Future Operating Results

This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Recent Accounting Pronouncements

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2005 and 2004 have all been examined to the extent indicated in their report by Madsen & Associates, CPA’s Inc., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below:

MVP NETWORK, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

MADSEN & ASSOCIATES, CPA’s Inc.
Certified Public Accountants and Business Consultants
684 East Vine St, Suite 3
Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
MVP Network, Inc.
St Louis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc. (development stage company) at December 31, 2005 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and the period January 1, 2001 (date of inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2005 and the statements of operations, and cash flows for the years ended December 31, 2005 and 2004 and the period January 1, 2001 (date of inception of development stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
Date: March 25, 2006	By:	/s/ Madsen & Associates, CPA’s Inc.
Madsen & Associates, CPA’s Inc.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET
December 31, 2005

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

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2005

	Dec 31,	Dec 31,	Jan 1, 2001
	2005	2004	to Dec 31, 2005

REVENUES	$-	$-	$-
EXPENSES

Administrative	-	-	38,134

NET LOSS FROM OPERATIONS	-	-	(38,134)

OTHER INCOME AND EXPENSES

Settlement of debt		152,645	176,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

NET INCOME	$-	$152,645	$116,404

NET LOSS PER COMMON SHARE

Basic and diluted	-	$.01

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000s)	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to December 31, 2005

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger June 2001	16,546,707	827,335	(827,335)	-
Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net operating loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net operating profit for the year
ended December 31, 2003	-	-	-	19,924

Balance December 31, 2003	23,638,153	1,181,907	140,202	(1,524,754)

Net operating profit for the year
ended December 31, 2004	-	-	-	152,645

Balance December 31, 2004	23,638,153	1,181,907	140,202	(1,372,109)

Net operating profit (loss) for the year
ended December 31, 2005	-	-	-	-

Balance December 31, 2005	23,638,153	$1,181,907	$140,202	$(1,372,109)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2005

	Dec 31,	Dec 31,	Jan 1, 2001
	2005	2004	to Dec 31, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$-	$152,645	$116,404
Adjustments to reconcile net profit to
net cash provided by operating
activities

Settlement of debt	-	(152,645)	(176,937)

Changes in accounts receivable	-	-	429,648
Change in accounts payable	-	-	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $.05 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000, 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

The Company, through its wholly-owned subsidiary Oasis Transportation and Marketing Corporation, (OTMC) was engaged in the service of gathering, transportation and marketing of domestic crude oil. During March 1999, the Company sold all its ownership in OTMC and discontinued operations.

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

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2005
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

On December 31, 2005, the Company had a net operating loss carry forward of $1,372,109. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
December 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SETTLEMENT OF DEBT

During 1998 and 1999 the Company incurred debt of $152,645 due to various creditors. The officers of the Company, with counsel, believe that the statute of limitations has run and therefore the debt has been written-off to income. The creditors could make future claims and the potential cost to defend the Company cannot be estimated.

4. SIGNIFICANT RELATED PARTY TRANSACTIONS

An officer-director has acquired 70% of the outstanding common stock of the Company.

An officer-director has a no interest, demand note payable due him of $50,000.

5. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital, and the management of the Company has developed a strategy, which it believes will accomplish this objective through loans from an officer-director which will enable the Company to continue operations for the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Position

Paul A. Schneider	53	Chief Executive Officer, President, Chairman and Director
Timothy R. Smith	59	Vice President, Treasurer and Vice Chairman and Director
Debbra Schneider	49	Secretary and Director

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

PAUL A. SCHNEIDER is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Mr. Schneider has held these positions since June 2005. Since January 2000, Mr. Schneider has been President and owner of MVP Network, LLC. Mr. Schneider has led marketing, sales, and business development teams for several companies. Mr. Schneider’s education includes a B.S. degree in Business Management. Mr. Schneider was President and owner of Clinical Systems, Inc., a nationwide medical manufacturing and rental company, until 1991 when he sold the Company.

TIMOTHY R. SMITH is the Vice-President, Treasurer and Vice-Chairman of the Board of Directors of the Company. Mr. Smith has held these positions since June 2005. Mr. Smith has been a Vice President of the MVP Network, LLC since January 2000. His duties with MVP Network, LLC include oversight of development teams for software, hardware, and mission-critical services provided by MVP Network, LLC. He is a veteran of large and small companies having owned Huntington Securities Group, Inc., a member of the NASD, until 1990. Mr. Smith graduated from the Central Missouri State University with a Masters Degree.

DEBBRA SCHNEIDER is the Secretary and a Director of the Company. Ms. Schneider has held these positions since June 2005. Ms. Schneider is the President of Life Stories Network.com, a position she has held from June, 2003 until the present. Ms. Schneider is also a real estate agent for Laura McCarthy Real Estate in Clayton, MO, a position she has held for more than the past five years.

Significant Employees

The Company has no present employees who are expected to make a significant contribution to the Company’s business other than the Company’s current officers and directors. It is expected that current members of management will be the only persons whose activities will be material to the Company’s operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family Relationships

There are no family relationships between any directors or executive officers of the Company either by blood or by marriage, except that Paul A. Schneider and Debbra Schneider are husband and wife.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2005, we believe that each person who at any time during the fiscal year ended December 31, 2005 was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

1. Paul A. Schneider has not yet filed a Form 3 report that was due to be filed within ten days of when he became an executive officer or director of the Company in June 2005.

2. Paul A. Schneider has not yet filed a Form 4 report that was due to be filed within two business days of when he acquired 1,370,014 shares of the Company’s common stock in December 2005.

3. Timothy R. Smith has not yet filed a Form 3 report that was due to be filed within ten days of when he became an executive officer or director of the Company in June 2005.

4. Debbra Schneider has not yet filed a Form 3 report that was due to be filed within ten days of when she became an executive officer or director of the Company in June 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2005, 2004 and 2003 by the Chief Executive Officer and by any other executive officer whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term and Other Compensation
					Number of
					Securities	All Other
Name and	Fiscal			Other Annual	Underlying	Compensation
Principal Positions	Year	Salary	Bonus	Compensation(3)	Options (2)
Paul A. Schneider, CE0(1)	2005	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CE0(1)	2005	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CEO	2004	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CEO	2003	$-0-	$-0-	-0-	-0-	-0-

(1)	Effective June 30, 2005 Charles Goodwin resigned as CEO and Paul A. Schneider became CEO.

None of the directors or executive officers received a bonus or deferred compensation other than as noted above.

Other Director Compensation

All directors receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person’s responsibilities following a change in control of the Company.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

The Company presently has no employment agreements with any of its executive officers.

Compensation Pursuant to Plans; Pension Table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other Compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2005. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class
Paul A. Schneider 1 Boxwood Land Kirkwood, MO 63122	17,916,721	75.8%

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2005. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class
Paul A. Schneider(1)	17,916,721	75.8%
Timothy R. Smith	0	0.0%
Debbra Schneider(1)	0	0.0%
All directors and executive
officers as a group (3 persons)	17,916,721	75.8%

(1)  Paul A. Schneider and Debbra Schneider are husband and wife, but each has sole ownership and voting control of the shares listed as being beneficially owned by him/her. Each disclaims any ownership of the shares listed as being beneficially owned by his/her spouse.

All common shares held by the officers, directors and principal shareholders listed above are Arestricted or control securities@ and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in Control

As of December 31, 2005, there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the two years ended December 31, 2005, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed, other than the following:

1. On June 30, 2005, Paul A. Schneider acquired control of the Company by acquiring 16,546,707 shares of the Company’s previously issued and outstanding voting securities of common stock, or approximately 70% thereof. The amount of consideration used by Mr. Schneider in this acquisition of shares was $50,000, the source of which Mr. Schneider’s private and personal assets and resources. Said control was acquired from twenty-seven persons who were the previous holders of the aforesaid shares that Mr. Schneider acquired. As a result of the aforesaid change of control, Mr. Schneider was elected as a director and as President, Secretary and Treasurer of the Company and Mr. Charles Goodwin resigned as a director and as President, Secretary and Treasurer of the Company.

2. During 2005, Paul A. Schneider loaned $50,000 to the Company. The loan is unsecured, bears no interest and is also due upon demand.

3. The Company may seek to borrow additional funds from Mr. Schneider in the future as additional funds are needed by the Company.

4. The Company is discussing the possibility of acquiring MVP Network, LLC. No agreement has yet been reached. If an agreement is reached and such acquisition is consummated, it would be a related party transaction.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit No.	Exhibit Name

3.1	Articles of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Name to Oasis Oil Corporation)

3.4	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Authorized Shares)

3.5	Certificate of Amendment to Articles of Incorporation filed August 3, 2005 (Changing Name to MVP Network, Inc.

4.1	Certificate of Determination of Preferences of Preferred Shares dated February 21, 1997

4.2	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions

4.3	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions Amendment

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$4,269.92	$4,269.92
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$4,269.92	$4,269.92

Audit Fees. Consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Madsen & Associates, CPA’s Inc. in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVP NETWORK, INC.

Dated: March 28, 2006	By:	/s/ Paul A. Schneider
Paul A. Schneider
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Schneider	Director and Chief	March 28, 2006
Paul A. Schneider	Executive Officer

/s/ Timothy R. Smith	Director and Chief	March 28, 2006
Timothy R. Smith	Executive Financial Officer

/s/ Debbra Schneider	Director	March 28, 2006
Debbra Schneider

Exhibit
Exhibit No.	Exhibit Name

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Name to Oasis Oil Corporation) (2)

3.4	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Authorized Shares) (2)

3.5	Certificate of Amendment to Articles of Incorporation filed August 3, 2005 (Changing Name to MVP Network, Inc. *

4.1	Certificate of Determination of Preferences of Preferred Shares dated February 21, 1997(2)

4.2	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions(2)

4.3	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions Amendment(2)

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certification of Chief Executive Officer *

32.2	Section 906 Certification of Chief Financial Officer *

* filed herein
________________________________________
(1)	Incorporated by reference.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.