Form 10QSB/A
period 2005-09-30
MVP Network, Inc.
filed 2006-04-20
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

MVP Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1800 St. James Place, Suite 105 Houston, Texas	77056
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (713) 626-3163

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.05 par value	23,638,153
Series B Preferred Stock, $1.00 par value	-0-

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on January 3, 2006 for the quarter ended September 30, 2005: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

The purpose of this amendment is to: (i) correctly include the Financial Statements in Part I, Item 1; (ii) correctly include Management’s Discussion and Analysis or Plan of Operation in Part I, Item 2, and to supplement the information included therein; and (iii) include the other Item numbers and related information required to be filed in this report.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements of the Company have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

MVP NETWORK, INC.
(Development Stage Company)
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

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation, was incorporated under the laws of the State of Nevada in 1955. It has authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The Company has discontinued its oil distribution activities and has sold these operations. The Company is now seeking other merger or acquisition opportunities.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues and Other Income. We did not realize any revenues for the three or nine month periods ended September 30, 2005 or 2004. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had $50,000 income from settlement of debt expenses incurred in the nine month period September 30, 2005, but no similar income in the nine month period ended September 30, 2004 or in either of the three month periods ended September 30, 2005 or 2004. The $50,000 settlement of debt income related to a $50,000 debt owed to the Company’s Chief Executive Officer that was forgiven by him during the first nine months of 2005.

Expenses. The Company incurred $4,952 in general and administrative expense in the three month period ended September 30, 2005, an increase of $4,925 over the $0 of general and administrative expense incurred during the three month period ended September 30, 2004. The Company incurred $12,919 in general and administrative expense in the nine month period ended September 30, 2005, an increase of $12,919 over the $0 of general and administrative expense incurred during the nine month period ended September 30, 2004. The Company incurred no other expenses during the three or nine month periods ended September 30, 2005 or 2004. It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss/Net Profit. Net loss for the three month period ended September 30, 2005 was $4,925 as compared to net profit of $0 for the three month period ended September 30, 2004. The Company had net profit of $37,081 in the nine month period ended September 30, 2005 compared to net profit of $0 for the nine month period ended September 30, 2004.

Liquidity and Capital Resources at September 30, 2005

During the nine month period ended September 30, 2005 our expenses were paid through a contribution to capital by the Company’s Chief Executive Officer.

As of September 30, 2005 we had no cash or other assets and no liabilities. As of September 30, 2005, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

Plan of Operations

During the next twelve months we plan to seek a merger with, or acquisition of, an operating company, and to raise additional funds, as necessary, to pay our operating expenses.

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

Certain Factors Affecting Future Operating Results

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Item 3. Controls and Procedures

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

        None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three months ended September 30, 2005, the holders of 16,546,707 shares of the Company’s common stock consented to amend the Company’s articles of incorporation to change the Company’s name from Oasis Oil Corporation to MVP Network, Inc. The name change became effective on August 3, 2005.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit
Number   Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

One report on Form 8-K was filed by the Company during the quarter ended September 30, 2005. It was filed on August 1, 2005. It reported events under Item Nos. 5.01 and 5.02 concerning Mr. Paul A. Schneider’s acquisition of approximately 70% of the issued and outstanding shares of the Company’s common stock, and Mr. Schneider’s replacement of Mr. Charles Goodwin as an executive officer and director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Date: April 12, 2006	By:	/s/ Paul A. Schneider
Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

Date: April 12, 2006	By:	/s/ Timothy R. Smith
Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description
31.1 31.2 32.1 32.2
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002