Form 10QSB/A
period 2005-03-31
MVP Network, Inc.
filed 2006-04-21
CIK 103501

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
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on January 3, 2006 for the quarter ended March 31, 2005: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

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

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2005

	Mar 31,	Mar 31,	Jan 1, 2001
	2005	2004	to Mar 31, 2005

REVENUES	$-	$-	$-
EXPENSES

Administrative	-	-	38,134

NET LOSS - before other income and expenses	-	-	(38,134)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	176,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

NET PROFIT	$-	$-	$116,404

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES (stated in 1,000’s)

Basic	23,638	23,638

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues. We did not realize any revenues for the three month periods ended March 31, 2005 or 2004. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred no expenses during the three month periods ended March 31, 2005 or 2004. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Profit. Net profit for the three month period ended March 31, 2005 was $0 as compared to net profit of $0 for the three month period ended March 31, 2004.

Liquidity and Capital Resources at March 31, 2005

As of March 31, 2005 we had no cash or other assets and we had $50,000 in current liabilities. As of March 31, 2005, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. We will also need to raise cash to pay off the note payable of $50,000 unless it is forgiven by the holder. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Certain Factors Affecting Future Operating Results

This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward- looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Oasis Oil Corporation

Dated: April 20, 2006	By:/s/ Paul A. Schneider Paul A. Schneider (principal executive officer)

Oasis Oil Corporation

Dated: April 20, 2006	By: /s/ Timothy R. Smith Timothy R. Smith (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
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