Form 10QSB/A
period 2005-06-30
MVP Network, Inc.
filed 2006-04-21
CIK 103501

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
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on January 3, 2006 for the quarter ended June 30, 2005: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

The purpose of this amendment is to: (i) correctly include the Financial Statements in Part I, Item 1; (ii) correctly include Management’s Discussion and Analysis or Plan of Operation in Part I, Item 2, and to supplement the information included therein; and (iii) include the other Item numbers and related information required to be filed in this report.

Table of Contents

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

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2005

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 2001 to
	2005	2004	2005	2004	Jun 30, 2005

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	7,994	-	7,994	-	46,128

NET LOSS - from operations	(7,994)	-	(7,994)	-	(46,128)

OTHER INCOME (EXPENSES)

Settlement of debt	50,000	-	50,000	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

NET PROFIT	$42,006	$-	$42,006	$-	$158,410

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	23,638	23,638	23,638	23,638

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

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Revenues and Other Income. We did not realize any revenues for the three or six month periods ended June 30, 2005 or 2004. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had $50,000 income from settlement of debt expenses incurred in the three and six month periods ended June 30, 2005, but no similar income in the three and six month periods ended June 30, 2004. The $50,000 settlement of debt income related to a $50,000 debt owed to the Company’s Chief Executive Officer that was forgiven by him during the first six months of 2005.

Expenses. The Company incurred $7,994 in general and administrative expense in the three month period ended June 30, 2005, an increase of $7,994 over the $0 of general and administrative expense incurred during the three month period ended June 30, 2004. The Company incurred $7,994 in general and administrative expense in the six month period ended June 30, 2005, an increase of $7,994 over the $0 of general and administrative expense incurred during the six month period ended June 30, 2004. The Company incurred no other expenses during the three or six month periods ended June 30, 2005 or 2004. It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Profit. Net profit for the three month period ended June 30, 2005 was $42,006 as compared to net profit of $0 for the three month period ended June 30, 2004. The Company had net profit of $42,006 in the six month period ended June 30, 2005 compared to net profit of $0 for the six month period ended June 30, 2004.

Liquidity and Capital Resources at June 30, 2005

During the six month period ended June 30, 2005 our expenses were paid through a contribution to capital by the Company’s Chief Executive Officer.

As of June 30, 2005 we had no cash or other assets and no liabilities. As of June 30, 2005, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K.
No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oasis Oil Corporation

Dated: April 21, 2006	By:/s/ Paul A. Schneider
principal executive officer

Oasis Oil Corporation

Dated: April 21, 2006	By: /s/ Timothy R. Smith
principal financial officer

EXHIBIT INDEX

Number	Description
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