Form 10QSB/A
period 2004-03-31
MVP Network, Inc.
filed 2006-04-25
CIK 103501

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
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on January 3, 2006 for the quarter ended March 31, 2004: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

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

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2004

	Mar 31,	Mar 31,	Jan 1, 2001
	2004	2003	to Mar 31, 2004

REVENUES	$-	$-	$-

EXPENSES

Administrative	-	-	38,134

NET LOSS - before other income and expenses	-	-	(38,134)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	24,292
Interest income	-	-	6,264
Interest expense	-	(1,092)	(28,663)

NET LOSS	$-	$(1,092)	$(36,241)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES (stated in 1,000’s)

Basic	23,638	23,638

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

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues. We did not realize any revenues for the three month periods ended March 31, 2004 or 2003. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company did not incur any interest expense during the three months ended March 31, 2004 as compared to $1,092 in interest expense incurred in the three months ended March 31, 2003. The Company incurred no other expenses during the three month periods ended March 31, 2004 or 2003. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss. Net loss for the three month period ended March 31, 2004 was $0 as compared to net loss of $1,092 for the three month period ended March 31, 2003.

Liquidity and Capital Resources at March 31, 2004

As of March 31, 2004 we had no cash or other assets and we had $202,645 in current liabilities. As of March 31, 2004, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. We will also need to raise cash to pay off the note payable of $50,000 unless it is forgiven by the holder. We believe that $152,645 in accounts payable may be written off in the near future as the statutes of limitations run which bar their collection. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2004, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

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