Form 10QSB/A
period 2004-06-30
MVP Network, Inc.
filed 2006-04-25
CIK 103501

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
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on January 3, 2006 for the quarter ended June 30, 2004: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

The purpose of this amendment is to: (i) correctly include the Financial Statements in Part I, Item 1; (ii) correctly include Management’s Discussion and Analysis or Plan of Operation in Part I, Item 2, and to supplement the information included therein; and (iii) include the other Item numbers and related information required to be filed in this report.

Forward Looking Statements

This quarterly report for the period ended June 30, 2004 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET
June 30, 2004 and December 31, 2003

	June 30,	Dec 31,
	2004	2003
ASSETS
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$152,645	$152,645

Note payable - related party	50,000	50,000

Total Current Liabilities	202,645	202,645

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

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2004

	Three Months		Nine Months
	June 30,	June 30,	June 30,	June 30,	Jan 1, 2001 to
	2004	2003	2004	2003	Sept 30, 2004

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	-	-	-	-	38,134

NET LOSS - from operations	-	-	-	-	(38,134)

OTHER INCOME (EXPENSES)

Settlement of debt	-	-	-	-	24,292
Interest income	-	-	-	-	6,264
Interest expense	-	(1,092)	-	(2,184)	(28,663)

NET LOSS	$-	$(1,092)	$-	$(2,184)	$(36,241)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	23,638	23,638	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2004

	June 30,	June 30,	Jan 1, 2001
	2004	2003	to Sept 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$-	$(2,184)	$(36,241)

Adjustments to reconcile net profit to net cash provided by operating activities

Settlement of debt	-	-	(24,292)

Changes in accounts receivable	-	-	429,648

Change in accounts payable	-	2,184	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES

Changes in note receivable	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Changes in note payable	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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
June 30, 2004
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

On June 30, 2004, the Company had a net operating loss carry forward of $1,524,754. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
June 30, 2004
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

During June 2005 all remaining debt was settled

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The Company has discontinued its oil distribution activities and has sold these operations. The Company is now seeking other merger or acquisition opportunities.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Revenues and Other Income. We did not realize any revenues for the three or six month periods ended June 30, 2004 or 2003. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $0 in interest expense in the three month period ended June 30, 2004, as compared to $1,092 in interest expense incurred during the three month period ended June 30, 2003. The Company incurred $0 in interest expense in the six month period ended June 30, 2004, as compared to $2,184 in interest expense incurred during the six month period ended June 30, 2003. The Company incurred no other expenses during the three or six month periods ended June 30, 2004 or 2003. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss. Net loss for the three month period ended June 30, 2004 was $0 as compared to a net loss of $1,092 for the three month period ended June 30, 2003. The Company had a net loss of $0 in the six month period ended June 30, 2004 compared to a net loss of $2,184 for the six month period ended June 30, 2003.

Liquidity and Capital Resources at June 30, 2004

As of June 30, 2004 we had no cash or other assets and $202,645 in current liabilities. As of June 30, 2004, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. We may also have to raise $50,000 to pay off a related party obligation if it is not forgiven. We anticipate that $152,645 in accounts payable may be written off in the near future due to the ages of the accounts payable and the fact that the statutes of limitations may soon bar their collection. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oasis Oil Corporation

Dated: April 25, 2006	By:/s/ Paul A. Schneider Paul A. Schneider (principal executive officer)

Oasis Oil Corporation

Dated: April 25, 2006	By: /s/ Timothy R. Smith Timothy R. Smith (principal financial officer)

EXHIBIT INDEX

Number	Description
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