Form 10QSB/A
period 2003-06-30
MVP Network, Inc.
filed 2006-04-26
CIK 103501

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
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on December 30, 2005 for the quarter ended June 30, 2003: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

The purpose of this amendment is to: (i) correctly include the Financial Statements in Part I, Item 1; (ii) correctly include Management’s Discussion and Analysis or Plan of Operation in Part I, Item 2, and to supplement the information included therein; and (iii) include the other Item numbers and related information required to be filed in this report.

Forward Looking Statements

This quarterly report for the period ended June 30, 2003 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET
June 30, 2003 and December 31, 2002

	Jun 30,	Jun 30,
	2003	2002
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

OTHER RECEIVABLES	50,000	50,000

	$50,000	$50,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$152,645	$152,645

Note payable and accrued interest - current - bank	122,108	119,924

Total Current Liabilities	274,753	272,569

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding -	-	-

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907	1,181,907

Capital in excess of par value	140,202	140,202
Accumulated deficit	(1,546,862)	(1,544,678)
Total Stockholders' Deficiency	(224,753)	(222,569)
	$50,000	$50,000

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

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Revenues and Other Income. We did not realize any revenues for the three or six month periods ended June 30, 2003 or 2002. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $1,092 in interest expense in the three month period ended June 30, 2003, as compared to $1,578 in interest expense incurred during the three month period ended June 30, 2002. The Company incurred $2,184 in interest expense in the six month period ended June 30, 2003, as compared to $3,156 in interest expense incurred during the six month period ended June 30, 2002. The Company incurred no other expenses during the three or six month periods ended June 30, 2003 or 2002, except for $13 in general and administrative expense incurred in the six month period ended June 30, 2002. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss. Net loss for the three month period ended June 30, 2003 was $1,092 as compared to a net loss of $1,578 for the three month period ended June 30, 2002. The Company had a net loss of $2,184 in the six month period ended June 30, 2003 compared to a net loss of $3,156 for the six month period ended June 30, 2002.

Liquidity and Capital Resources at June 30, 2003

As of June 30, 2003 we had other receivables of $50,000 but no cash or other assets, and $274,753 in current liabilities. As of June 30, 2003, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. We may also have to raise $122,108 to pay off a note payable and accrued interest owed to a bank. We anticipate that $152,645 in accounts payable may be written off in the near future due to the ages of the accounts payable and the fact that the statutes of limitations may soon bar their collection. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2003. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2003, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

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