Form 10QSB/A
period 2003-09-30
MVP Network, Inc.
filed 2006-04-26
CIK 103501

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
_____________________________
Explanatory Notes Regarding Amendment:

The Company’s Form 10-QSB originally filed on December 30, 2005 for the quarter ended September 30, 2003: (i) incorrectly listed Financial Statements under Item 7; (ii) incorrectly listed Management’s Discussion and Analysis or Plan of Operation under Item 6; and (iii) omitted the other Item numbers and related information required to be filed in this report.

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

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003

1. ORGANIZATION

MVP Nework, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955. It has authorized common stock of 50,000,000 shares at $0.001 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

Revenues and Other Income. We did not realize any revenues or other income for the three or nine month periods ended September 30, 2003 or 2002. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $1,092 in interest expense in the three month period ended September 30, 2003, as compared to $1,578 in interest expense incurred during the three month period ended September 30, 2002. The Company incurred $3,276 in interest expense in the nine month period ended September 30, 2003, as compared to $4,734 in interest expense incurred during the nine month period ended September 30, 2002. The Company incurred no other expenses during the three or nine month periods ended September 30, 2003 or 2002 except for $13 of general and administrative expense incurred in the nine month period ended September 30, 2002. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss. Net loss for the three month period ended September 30, 2003 was $1,092 as compared to a net loss of $1,578 for the three month period ended September 30, 2002. The Company had a net loss of $3,276 in the nine month period ended September 30, 2003 compared to a net loss of $4,747 for the nine month period ended September 30, 2002.

Liquidity and Capital Resources at September 30, 2003

As of September 30, 2003 we had other receivables of $50,000 but no cash or other assets, and $275,845 in current liabilities. As of September 30, 2003, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. We may also have to raise $123,200 to pay off a note payable and accrued interest owed to a bank. We anticipate that $152,645 in accounts payable may be written off in the near future due to the ages of the accounts payable and the fact that the statutes of limitation may soon bar their collection. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2003. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2003, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

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