Form 10KSB/A
period 2005-12-31
MVP Network, Inc.
filed 2006-05-02
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-KSB/A

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

____________________________________

Explanatory Note Regarding Amendment:

The Company is amending its Form 10-KSB for the year ended December 31, 2005, originally filed on March 30, 2006, for the purpose of restating its financial statements and to add additional related party transaction information. The restated financial statements report net income of $37,081 as opposed to the net income of $0 reported in the Company’s annual report initially filed. Information contained in Item 6 Management’s Discussion and Analysis or Plan of Operating has also been revised accordingly. Additional information has been added to Item 12 Certain Relationships and Related Transactions.

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

Risks Relating to Ownership of our Common Stock

There is presently no market for our common stock. If a market develops, we anticipate that the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that any market that develops will be potentially highly volatile and may fluctuate substantially because of:

*	actual or anticipated fluctuations in our future business and operating results;
*	changes in or failure to meet market expectations;
*	fluctuations in stock market price and volume, which areparticularly common among securities of new start-up companies.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues and Other Income. We did not realize any revenues for the years ended December 31, 2005 or 2004. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had $50,000 income from settlement of debt in the year ended December 31, 2005 as compared to $152,645 income from settlement of debt in the year ended December 31, 2004. The $50,000 settlement of debt income in the year ended December 31, 2005 was due to forgiveness of $50,000 debt by a related party. The $152,645 settlement of debt income in the year ended December 31, 2004 related to debts incurred by the Company during 1998 and 1999 that were written off in 2004, based on the Company’s belief that the relevant statutes of limitations have run.

Expenses. The Company incurred $12,919 in general and administrative expenses in the year ended December 31, 2005 as compared to $0 in general and administrative expense incurred in the year ended December 31, 2004. The Company incurred no other expenses during the year ended December 31, 2005 or the year ended December 31, 2004. The $12,919 of general and administrative expense incurred during 2005 was paid through a contribution to capital made by the Company’s Chief Executive Officer, Paul A. Schneider. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger of other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Income. Net income for the year ended December 31, 2005 was $37,081 as compared to net income of $152,645 for the year ended December 31, 2004. This translates to net income per share of $0.00 in 2005 compared to net income share of $0.01 for the year ended December 31, 2004.

Liquidity and Capital Resources at December 31, 2005

As of December 31, 2005 we had no cash or other assets and no liabilities. As of December 31, 2005, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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
Madsen & Associates, CPA’s Inc.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET
December 31, 2005

ASSETS
CURRENT ASSETS

Cash	$-

Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-
Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907
Capital in excess of par value	153,121
Accumulated earnings (deficit) - note 1	(1,335,028)

Total Stockholders' Deficiency	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2005

	Dec 31,	Dec 31,	Jan 1, 2001
	2005	2004	to Dec 31, 2005
REVENUES	$-	$-	$-
EXPENSES

Administrative	12,919	-	51,053

NET LOSS FROM OPERATIONS	(12,919)	-	(51,053)

OTHER INCOME AND EXPENSES

Settlement of debt	50,000	152,645	226,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

NET INCOME	$37,081	$152,645	$153,485

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$.01

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000’s)	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to December 31, 2005
			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger June 2001	16,546,707	827,335	(827,335)	-
Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net operating loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net operating profit for the year
ended December 31, 2003	-	-	-	19,924

Balance December 31, 2003	23,638,153	1,181,907	140,202	(1,524,754)

Net operating profit for the year
ended December 31, 2004	-	-	-	152,645

Balance December 31, 2004	23,638,153	1,181,907	140,202	(1,372,109)

Contributions to capital - expenses	-	-	12,919	-
Net operating profit (loss) for the year
ended December 31, 2005	-	-	-	37,081

Balance December 31, 2005	23,638,153	$1,181,907	$153,121	$(1,335,028)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2005

	Dec 31,	Dec 31,	Jan 1, 2001
	2005	2004	to Dec 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$37,081	$152,645	$153,485

Adjustments to reconcile net profit to
net cash provided by operating
activities

Contributions to capital	$12,919	-	$12,919
Settlement of debt	(50,000)	(152,645)	(226,937)
Changes in accounts receivable	-	-	429,648
Change in accounts payable	-	-	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955. It has authorized common stock of 50,000,000 shares at $.05 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000, 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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

On December 31, 2005, the Company had a net operating loss carry forward of $1,335,028. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

An officer-director made contributions to capital by payment of expenses of $12,919 and forgave a debt due him of $50,000.

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

_________________________________
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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company.

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

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Paul A. Schneider	17,916,721	75.8%
1 Boxwood Land
Kirkwood, MO 63122

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

2. During 2005, loans totaling $50,000 to related parties were forgiven in connection with Mr. Schneider’s acquisition of a controlling interest in the Company.

3. During 2005, Mr. Schneider made a capital contribution of $12,919 to the Company in order to pay general and administrative expenses incurred by the Company in 2005.

4. The Company may seek to borrow funds from Mr. Schneider in the future as additional funds are needed by the Company.

5. The Company is discussing the possibility of acquiring MVP Network, LLC. No agreement has yet been reached. If an agreement is reached and such acquisition is consummated, it would be a related party transaction.

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

Signature	Title	Date

/s/ Paul A. Schneider	Director and Chief	April 26, 2006
Paul A. Schneider	Executive Officer

/s/ Timothy R. Smith	Director and Chief	April 26, 2006
Timothy R. Smith	Executive Financial Officer

/s/ Debbra Schneider	Director	April 26, 2006
Debbra Schneider

Exhibit No.	Exhibit Name	Exhibit Location

3.1	Articles of Incorporation	(1)

3.2	By-Laws	(1)

3.3	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Name to Oasis Oil Corporation)	(2)

3.4	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Authorized Shares)	(2)

3.5	Certificate of Amendment to Articles of Incorporation filed August 3, 2005 (Changing Name to MVP Network, Inc.	Filed herein

4.1	Certificate of Determination of Preferences of Preferred Shares dated February 21, 1997	(2)

4.2	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions	(2)

4.3	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions Amendment	(2)

31.1	Section 302 Certification of Chief Executive Officer	Filed herein

31.2	Section 302 Certification of Chief Financial Officer	Filed herein

32.1	Section 906 Certification of Chief Executive Officer	Filed herein

32.2	Section 906 Certification of Chief Financial Officer	Filed herein

________________________________________

(1)	Incorporated by reference.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.