Form 10QSB
period 2006-03-31
MVP Network, Inc.
filed 2006-05-08
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
      (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

MVP Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

7701 Forsyth Boulevard, Suite 325 Clayton Missouri	63105
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (314) 721-3947

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 4, 2006, the MVP Network, Inc. has the following number of shares issued and outstanding:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.05 par value	23,638,153
Series B Preferred Stock, $1.00 par value	-0-

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Forward Looking Statements

This quarterly report for the period ended March 31, 2006 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

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

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET - unaudited
March 31, 2006
Mar 31,
2006
ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$-
Total Current Liabilities	-

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907
Capital in excess of par value	161,266

Accumulated earnings (deficit) - note 1	(1,343,173)

Total Stockholders' Deficiency	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three Months Ended March 31, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2006

	Mar 31,	Mar 31,	Jan 1, 2001
	2006	2005	to Mar 31, 2006

REVENUES	$-	$-	$-
EXPENSES

Administrative	8,145	-	59,198

NET LOSS - before other income and expenses	(8,145)	-	(59,198)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	226,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

NET INCOME (LOSS)	$(8,145)	$-	$145,340

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES (stated in 1,000’s)

Basic	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to March 31, 2006

			Capital in
	Common	Stock	Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707	827,335	(827,335)	-
Net loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net profit for the year
ended December 31, 2003	-	-	-	19,924
Net profit for the year
ended December 31, 2004	-	-	-	152,645
Contributions to capital - expenses	-	-	12,919	-
Net profit (loss) for the year
ended December 31, 2005	-	-	-	37,081

Balance December 31, 2005 - audited	23,638,153	1,181,907	153,121	(1,335,028)

Contribution to capital - expenses	-	-	8,145	-
Net loss for the three
months ended March 31, 2006	-	-	-	(8,145)

Balance March 31, 2006 - unaudited	23,638,153	$1,181,907	$161,266	$(1,343,173)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2006
	Mar 31,	Mar 31,	Jan 1, 2001
	2006	2005	to Mar 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit	$(8,145)	$-	$145,340

Adjustments to reconcile net profit to
Net cash provided by operating
activities

Contributions to capital	8,145	-	21,064

Settlement of debt	-	-	(226,937)

Changes in accounts receivable	-	-	429,648

Change in accounts payable	-	-	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

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
March 31, 2006

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

On March 31, 2006, the Company had a net operating loss carry forward of $1,343,173. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
March 31, 2006

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

An officer-director made contributions to capital by payment of expenses of $21,064 and forgave a debt due him of $50,000.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues. We did not realize any revenues for the three month periods ended March 31, 2006 or 2005. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $8,145 in general and administrative expenses during the three month period ended March 31, 2006, an increase of $8,145 over the $0 of general and administrative expense incurred during the three month period ended March 31, 2005. The Company incurred no other expenses during the three month periods ended March 31, 2006 or 2005. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss. Net loss for the three month period ended March 31, 2006 was $8,145 as compared to net loss of $0 for the three month period ended March 31, 2005.

Liquidity and Capital Resources at March 31, 2006

During the three month period ended March 31, 2006 our expenses were paid through an $8,145 contribution to capital by our Chief Executive Officer.

As of March 31, 2006 we had no cash or other assets and no liabilities. As of March 31, 2006, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K.

One report on Form 8-K was filed by the Company during the quarter ended March 31, 2006. It was filed on March 30, 2006. It reported a change in the Company’s certifying auditor that occurred on August 2, 2005 under Item 4.01 of Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Dated: May 5, 2006	By: /s/ Paul A. Schneider Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

Dated: May 5, 2006	By: /s/ Timothy R. Smith Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description
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