Form 10KSB/A
period 2004-12-31
MVP Network, Inc.
filed 2006-05-17
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________

Commission file number 0-5833

OASIS OIL CORPORATION
(Name of small business issuer in its charter)

Issuer’s Former Name: Vida Medical Systems, Inc.

Nevada	94-1713830
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1800 St. James Place, Suite 105
Houston, TX	77056
(Address of principal executive office)	(Zip code)

(713) 626-3163
(Issuer's telephone number including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

None	None
(Title of Class)	(Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No  [  ]

State the Issuer’s revenues for its most recent fiscal year: $  -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.

As of December 31, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0 based on approximately 8,291,446 shares held by non-affiliates at a price of $0.00 per share. The issuer’s common stock has not been actively traded in the past three years. There is presently no market for the issuer’s common stock. To calculate the number of shares held by non-affiliates, the Company did not include 5,710,853 shares owned beneficially by its Chairman, Charles Goodwin, or an additional 9,635,854 shares held by Mr. Goodwin as Trustee.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding as of December 31, 2004 was 23,638,153.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Explanatory Note Regarding Amendment:

The Company’s Form 10-KSB originally filed on January 1, 2006 for the year ended December 31, 2004: (i) contained an incomplete Management’s Discussion and Analysis or Plan of Operation under Item 6; and (ii) omitted Item numbers 1-5 and 8-14 and the related information required to be filed in this report.

The purpose of this amendment is to: (i) supplement the information included in Management’s Discussion and Analysis or Plan of Operation in Item 6; and (ii) include Item numbers 1-5 and 8-14 and related information required to be filed in this report. The information in this report is current as of December 31, 2004, unless otherwise specified.

Oasis Oil Corporation
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Company History and Business

Oasis Oil Corporation (“Oasis Oil” or the “Company”) was headquartered in Houston, Texas as of December 31, 2004. The Company was incorporated in the State of Nevada in 1955. Since then the Company has been known my various names including Western American Industries, Inc., Cardiodynamics, Inc. and Vida Medical Systems, Inc.

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

Employees

As of December 31, 2004, we had no employees.

Seasonality

There is no seasonal aspect to our business.

Facilities

As of December 31, 2004, the Company’s corporate office was located at 1800 St. James Place, Suite 105, Houston, Texas 77056. A third party allowed the Company to utilize office space at this location.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any real estate. As stated above, the Company’s corporate office was located at 1800 St. James Place, Suite 105, Houston, Texas 77056 as of December 31, 2004. A third party allowed the Company to utilize office space at this location, for which the Company was charged no rent.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2004, the Company was not a party to any material pending legal proceedings. To the best of the Company’s knowledge, as of December 31, 2004 no governmental authority or other party had threatened or was contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

During the year ended December 31, 2004, there was no market for our common stock. There has been no market for our common stock at any time during the past two years. The high and low bid prices for our shares are listed below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE RANGE

YEAR ENDED December 31, 2004:	LOW	HIGH

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2003:

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Stockholders

As of December 31, 2004, there were approximately 4,000 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We did not declare any cash dividends during the two fiscal years December 31, 2004, and we do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

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

Recent Sales of "Unregistered" Securities

Between January 1, 2002 and December 31, 2004, the Company did not sell or issue any securities that were not registered under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues and Other Income. We did not realize any revenues for the years ended December 31, 2004 or 2003. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had $152,645 income from settlement of debt in the year ended December 31, 2004 as compared to $24,292 income from settlement of debt in the year ended December 31, 2003. The $152,645 settlement of debt income in the year ended December 31, 2004 and the $24,292 settlement of debt income in the year ended December 31, 2003 related to debts incurred by the Company during 1998 and 1999 that were written off in 2004 and 2003, respectively, based on the Company’s belief that the relevant statutes of limitations have run.

Expenses. The Company incurred $0 in interest expense in the year ended December 31, 2004 as compared to $4,368 in interest expense incurred in the year ended December 31, 2003. The Company incurred no other expenses during the year ended December 31, 2004 or the year ended December 31, 2003. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger of other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Income. Net income for the year ended December 31, 2004 was $152,645 as compared to net income of $19,924 for the year ended December 31, 2003. This translates to net income per share of $0.01 in 2004 compared to net income per share of $0.00 for the year ended December 31, 2003.

Liquidity and Capital Resources at December 31, 2004

As of December 31, 2004 we had no cash or other assets and we had $50,000 in liabilities for a note payable to a related party. As of December 31, 2004, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. In addition, we may need to raise $50,000 to repay the note payable to the related party if it is not forgiven. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our officers and directors in the future as such funds are needed. However, there is no guarantee that they will loan additional funds to the Company.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2004 and 2003 have all been examined to the extent indicated in their report by Madsen & Associates, CPA’s Inc., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below:

MVP NETWORK, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

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
Madsen & Associates, CPA’s Inc.
Salt Lake City, Utah December 16, 2005

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET
December 31, 2004
ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Notes payable	$50,000
Total Current Liabilities	50,000

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -	-
none outstanding -

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907

Capital in excess of par value	140,202

Accumulated earnings (deficit) - note 1	(1,372,109)

Total Stockholders' Deficiency	$(50,000)
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

4. SIGNIFICANT RELATED PARTY TRANSACTIONS

In June 2005, prior to the date of the audit report, an officer-director aqcuired 70 percent of the outstanding common stock of the Company.

In June 2005, prior to the date of the audit report, an officer-director acquired no interest, demand notes payable to him totaling $50,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended December 31, 2004, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2004:

Name	Age	Position
Charles Goodwin	44	Chairman of the Board of Directors, President, Secretary and Treasurer

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

Charles Goodwin was the Chairman of the Board of Directors, President, Secretary, and Treasurer as of December 31, 2004. He held these positions since approximately June 2001. He has been a business consultant since 1989 working through his own company, Goodwin Marketing Associates.

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

Family Relationships

There are no family relationships between any directors or executive officers of the Company either by blood or by marriage.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2004, we believe that each person who at any time during the fiscal year ended December 31, 2004 was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2004, 2003 and 2002 by the Chief Executive Officer and by any other executive officer whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term and Other Compensation
					Number of
					Securities	All Other
Name and	Fiscal			Other Annual	Underlying	Compensation
Principal Positions	Year	Salary	Bonus	Compensation(3)	Options	(2)

Charles Goodwin, CEO	2004	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CEO	2003	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CEO	2002	$-0-	$-0-	-0-	-0-	-0-

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

Other Compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Charles Goodwin	5,710,853(1)	24.2%
1800 St. James Place, Suite 105
Houston, Texas 77056

Note 1: As of December 31, 2004, Mr. Goodwin beneficially owned 5,710,853 shares, and he held an additional 9,635,854 shares as Trustee. He disclaimed beneficial ownership of the shares he held as Trustee. All of the shares he held, including those shares held as Trustee, were pledged as collateral on five promissory notes owned by the Company to five different persons which totaled $50,000.

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2004. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Charles Goodwin	5,710,853(1)	24.2%

All directors and executive
officers as a group (1 person)	5,710,853(1)	24.2%
_____________________
Note 1: As of December 31, 2004, Mr. Goodwin beneficially owned 5,710,853 shares, and he held an additional 9,635,854 shares as Trustee. He disclaimed beneficial ownership of the shares he held as Trustee. All of the shares he held, including those shares held as Trustee, were pledged as collateral on five promissory notes owned by the Company to five different persons which totaled $50,000.

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

Changes in Control

As of December 31, 2004, there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company, except that the 5,710,853 shares owned by Charles Goodwin and the 9,635,854 shares held by Mr. Goodwin as Trustee were pledged as collateral on five promissory notes owed by the Company (totaling $50,000) to five different persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the two years ended December 31, 2004, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed, other than the following:

1. In December 2003, the Company borrowed a total of $50,000 from five individuals, and used the loan proceeds to pay part of a loan obligation the Company owed to JP Morgan Chase Bank. Mr. Charles Goodwin, the Company’s Chairman, pledged all 5,710,853 shares of the Company’s Common Stock beneficially owned by him, as well as an additional 9,635,854 common shares held by him as Trustee, as collateral for the five promissory notes.

2. The Company may seek to borrow funds from its only officer and director in the future as additional funds are needed by the Company. However, there is no assurance that Mr. Goodwin will loan the Company any funds.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$4,269.92	$4,269.92
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$4,269.92	$4,269.92

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

MVP NETWORK, INC.

Date: May 11, 2006	By:	/s/ Paul A. Schneider
Paul A. Schneider
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature and Title

Date: May 11, 2006	By:	/s/ Paul A. Schneider
Paul A. Schneider
Director and Chief Executive Officer

Date: May 11, 2006	By:	/s/ Debbra Schneider
Debbra Schneider
Director

Date: May 11, 2006	By:	/s/ Timothy R. Smith
Timothy R. Smith
Director and Chief Financial Officer

Exhibit No.	Exhibit Name	Exhibit Location

3.1	Articles of Incorporation	(1)

3.2	By-laws	(1)

3.3	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Name to Oasis Oil Corporation)	(2)

3.4	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Authorized Shares)	(2)

4.1	Certificate of Determination of Preferences of Preferred Shares dated February 21, 1997	(2)

4.2	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions	(2)

4.3	Series A Preferred Stock Rights, Privileges, Linitations and Restrictions Amendment	(2)

31.1	Section 302 Certification of Chief Executive Officer	Filed herein

31.2	Section 302 Certification of Chief Financial Officer	Filed herein

32.1	Section 906 Certification of Chief Executive Officer	Filed herein

32.2	Section 906 Certification of Chief Financial Officer	Filed herein

(1)	Incorporated by reference.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.