Form 10QSB
period 2006-06-30
MVP Network, Inc.
filed 2006-08-01
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

MVP Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

7701 Forsyth Boulevard, Suite 325 Clayton, Missouri	63105
(Address of Principal Executive Offices)	(Zip Code)

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

Forward Looking Statements

This quarterly report for the period ended June 30, 2006 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of MVP Network, Inc. at June 30, 2006, the unaudited statements of operations and cash flows for the three and six months ended June 30, 2006 and 2005 and the period from January 1, 2001 (date of inception of development stage) to June 30, 2006, and the unaudited statement of changes in stockholders’ equity for the period from January 1, 2001 (date of inception of development stage) to June 30, 2006 have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET - unaudited
June 30, 2006

ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$-
Total Current Liabilities	-

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-

Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907

Capital in excess of par value	211,209

Accumulated earnings (deficit) - note 1	(1,393,116)

Total Stockholders' Deficiency	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three and Six Months Ended June 30, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2006

	Three Months		Six Months
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 2001 to
	2006	2005	2006	2005	Jun 30, 2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	49,943	-	58,088	-	109,141

NET LOSS FROM OPERATIONS	(49,943)	-	(58,088)	-	(109,141)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	-	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

NET INCOME (LOSS)	$(49,943)	$-	$(58,088)	$-	$95,397

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000’s)	23,638	23,638	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to June 30, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707	827,335	(827,335)	-

Net loss for the year
ended December 31, 2001	-	-	-	(49,840)

Net loss for the year
ended December 31, 2002	-	-	-	(6,325)

Net profit for the year
ended December 31, 2003	-	-	-	19,924

Net profit for the year
ended December 31, 2004	-	-	-	152,645

Contributions to capital - expenses	-	-	12,919	-

Net profits (loss) for the year
ended December 31, 2005	-	-	-	37,081

Balance December 31, 2005 - audited	29,638,153	$1,181,907	$153,121	$(1,335,028)

Contributions to capital - expenses	-	-	58,088	-

Net (loss) for the year six months	-	-	-	(58,088)
ended June 30, 2006

Balance June 30, 2006 - unaudited	23,638,153	$1,181,907	$211,209	($1,393,116)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Three and Six Months Ended June 30, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2006

	Jun 30,	Jun 30,	Jan 1, 2001
	2006	2005	to Jun 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(58,088)	$-	$95,397

Adjustments to reconcile net profit to
net cash provided by operating
Activities

Contribution to capital - expenses	58,088	-	71,007

Settlement of debt	-	-	(226,937)

Changes in accounts receivable	-	-	429,648

Change in accounts payable	-	-	(375,518)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation, was incorporated under the laws of the State of Nevada in 1955. It has authorized common stock of 50,000,000 shares at $0.05 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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
June 30, 2006

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

On June 30, 2006, the Company had a net operating loss carry forward of $1,393,116. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

An officer-director made contributions to capital by payment of expenses of $71,007 and forgave debt due him of $50,000.

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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Revenues. We did not realize any revenues for the three or six month periods ended June 30, 2006 or 2005. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $49,943 in general and administrative expense in the three month period ended June 30, 2006, an increase of $49,943 over the $0 of general and administrative expense incurred during the three month period ended June 30, 2005. The Company incurred $58,088 in general and administrative expense in the six month period ended June 30, 2006, an increase of $58,088 over the $0 of general and administrative expense incurred during the six month period ended June 30, 2005. The Company incurred no other expenses during the three or six month periods ended June 30, 2006 or 2005. The general and administrative expenses were primarily for accounting and legal expenses. It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements, but at lower quarterly amounts. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase significantly at that time.

Net Income or Net Loss. Net loss for the three month period ended June 30, 2006 was $49,943 as compared to net profit of $0 for the three month period ended June 30, 2005. The Company had a net loss of $58,088 in the six month period ended June 30, 2006 compared to net profit of $0 for the six month period ended June 30, 2005.

Liquidity and Capital Resources at June 30, 2006

During the six month period ended June 30, 2006 our expenses were paid through one or more contributions to capital by the Company’s Chief Executive Officer.

As of June 30, 2006 we had no cash or other assets and no liabilities. As of June 30, 2006, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms finalized. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

Plan of Operations

During the next twelve months we plan to seek a merger with, or acquisition of, an operating company, and to raise additional funds, as necessary, to pay our operating expenses. The Company is seeking to acquire MVP Network, LLC, MVP Network Online Games, Inc. and Online Exchange, Inc., companies which are engaged in the development, publishing and distribution of video games. These companies are controlled by Paul A. Schneider, the Chief Executive Officer of MVP Network, Inc., and any acquisition of these companies would involve a related party transaction. No definitive agreement has yet been reached by the parties.

    Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate additional working capital for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of seeking a merger or acquisition of an operating which we believe will be profitable and allow us to continue as a going concern. Any such acquisition is expected to require additional capital funding. We may seek additional capital needed to meet these anticipated needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Date: July 26, 2006	By:	/s/ Paul A. Schneider
Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

Date: July 26, 2006	By:	/s/ Timothy R. Smith
Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002