Form 10QSB
period 2006-09-30
MVP Network, Inc.
filed 2006-11-13
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

MVP Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

110 North Jefferson Avenue St. Louis, Missouri	63103
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (314) 721-3947

7701 Forsyth Boulvard, St. Louis, Missouri 63105
(Former name, former address and former fiscal year, if changed since last year)

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

Forward Looking Statements

This quarterly report for the period ended September 30, 2006 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of MVP Network, Inc. at September 30, 2006, the unaudited statements of operations for the three and nine months ended September 30, 2006 and 2005, the unaudited statement of changes in stockholders’ equity for the period January 1, 2001 to September 30, 2006 and the unaudited statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company’s management and they include all information and notes to the unaudited financial statements necessary for a complete presentation of the financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET - unaudited
September 30, 2006

Sept 30,
2005
ASSETS
CURRENT ASSETS

Cash	$-

Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value -
none outstanding	-
Common stock
50,000,000 shares authorized at $.05 par value -
23,638,153 shares issued and outstanding	1,181,907
Capital in excess of par value	214,294
Accumulated earnings (deficit) - note 1	(1,396,201)

Total Stockholders' Deficiency	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three and Nine Months Ended September 30, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2006

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Jan 1, 2001 to
	2006	2005	2006	2005	Sept 30, 2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	3,085	4,925	61,173	12,919	112,226

NET LOSS FROM OPERATIONS	(3,085)	(4,925)	(61,173)	(12,919)	(112,226)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	-	50,000	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

NET INCOME ( LOSS)	$(3,085)	$(4,925)	$(61,173)	$37,081	$92,312

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES

Basic - stated in 1,000's	23,638	23,638	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to September 30, 2006

			Capital in
	Common	Stock	Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger
June 2001	16,546,707	827,335	(827,335)
Net loss for the year ended
December 31, 2001	-	-	-	(49,840)
Net loss for the year ended
December 31, 2002	-	-	-	(6,325)
Net profit for the year ended
December 31, 2003	-	-	-	19,924
Net profit for the year ended
December 31, 2004	-	-	-	152,645
Contributions to capital - expenses	-	-	12,919	-
Net profit (loss) for the year ended
December 31, 2005	-	-	-	37,081

Balance December 31, 2005 - audited	23,638,153	1,181,907	153,121	(1,335,028)

Contributions to capital - expenses	-	-	61,173	-
Net loss for the nine months
ended September 30, 2006	-	-	-	(61,173)

Balance September 30, 2006 - unaudited	23,638,153	$1,181,907	$214,294	$(1,396,201)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended September 30, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2006

	Sept 30,	Sept 30,	Jan 1, 2001
	2006	2005	to Sept 30, 2006
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$(61,173)	$37,081	$92,312
Adjustments to reconcile net profit to
net cash provided by operating
activities

Contribution to capital	61,173	12,919	74,092
Settlement of debt	-	(50,000)	(226,937)
Changes in accounts receivable	-	-	429,648
Change in accounts payable	-	-	(375,518)
Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES	-	-	-

Net Increase (decrease) in Cash	-	-	(6,403)
Cash at Beginning of Period	-	-	6,403
Cash at End of Period	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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
September 30, 2006

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

On September 30, 2006, the Company had a net operating loss carry forward of $1,335,028. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
September 30, 2006

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Revenues and Other Income. We did not realize any revenues for the three or nine month periods ended September 30, 2006 or 2005. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had $50,000 income from settlement of debt expenses incurred in the nine month period September 30, 2005, but no similar income in the nine month period ended September 30, 2006. The $50,000 settlement of debt income related to a $50,000 debt owed by the Company to the Company’s Chief Executive Officer that was forgiven by him during the first nine months of 2005.

Expenses. The Company incurred $3,085 in general and administrative expense in the three month period ended September 30, 2006, a decrease of $1,840 over the $4,925 of general and administrative expense incurred during the three month period ended September 30, 2005. The Company incurred $61,173 in general and administrative expense in the nine month period ended September 30, 2006, an increase of $48,254 over the $12,919 of general and administrative expense incurred during the nine month period ended September 30, 2005. The increase is attributable to increased legal and accounting expenses associated with completing and/or amending various quarterly and annual reports filed by the Company with the U.S. Securities and Exchange Commission during the first six months of 2006. The Company incurred no other expenses during the three or nine month periods ended September 30, 2006 or 2005. It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss/Net Income. The net loss incurred by the Company during the three month period ended September 30, 2006 was $3,085, an improvement of $1,840 over the $4,925 net loss incurred in the three month period ended September 30, 2005. The Company had a net loss of $61,173 in the nine month period ended September 30, 2006, compared to a net profit of $37,081 for the nine month period ended September 30, 2005. The majority of the net income during the nine months ended September 30, 2005 was associated with the $50,000 settlement of debt income related to a $50,000 debt owed by the Company to the Company’s Chief Executive Officer that was forgiven by him during the first nine months of 2005.

Liquidity and Capital Resources at September 30, 2006

During the nine month period ended September 30, 2006 our expenses were paid through one or more contributions to capital by the Company’s Chief Executive Officer.

As of September 30, 2006 we had no cash or other assets and no liabilities. As of September 30, 2006, we had no cash to use to sustain operations for any length of time. We need to raise approximately $10,000 to $20,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate an acquisition in the near future, we may need to raise additional cash to sustain operations for the next twelve months. However, we can not accurately assess such cash needs until an acquisition is identified and the acquisition terms agreed to. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate additional working capital for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of seeking a merger or acquisition of an operating company which we anticipate will be profitable and allow us to continue as a going concern. Any such acquisition is expected to require additional capital funding. We may seek additional capital needed to meet these anticipated needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Date: November 13, 2006	By:	/s/ Paul A. Schneider

(principal executive officer)

MVP Network, Inc.

Date: November 13, 2006	By:	/s/ Timothy R. Smith

(principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002