Form 10KSB
period 2006-12-31
MVP Network, Inc.
filed 2007-04-09
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-5833

MVP NETWORK, INC.
____________________________________________
(Name of small business issuer in its charter)

Issuer’s Former Name: Oasis Oil Corporation

Nevada	94-1713830
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

110 North Jefferson Avenue
St. Louis, MO	63103
(Address of principal executive office)	(Zip code)

(314) 241-0070
_____________________________________________
(Issuer's telephone number including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Shares, $0.001 par value
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

As of April 4, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0 based on approximately 37,083,115 shares held by non-affiliates at a price of $0.00 per share. The issuer’s common stock has not been actively traded in the past three years. There is presently no market for the issuer’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding as of April 4, 2007 was approximately 106,198,711.

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

MVP Network, Inc.
FORM 10-KSB ANNUAL REPORT

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2006 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking. In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company’s products and services, if any, or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Company History and Business

MVP Network, Inc. (“MVP Network” or the “Company”) is headquartered in St. Louis, Missouri. The Company was incorporated in the State of Nevada in 1955. Since then the Company has been known my various names including Western American Industries, Inc., Cardiodynamics, Inc., Vida Medical Systems, Inc., and Oasis Oil Corporation.

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

Proposed Acquisition of MVP Network Online Games, Inc.

In August 2005, the Company began discussions with MVP Network, LLC, a Missouri limited liability company, concerning the possibility of acquiring MVP Network, LLC as a wholly-owned subsidiary. At that time, the Company changed its name from Oasis Oil Corporation to MVP Network, Inc. in anticipation of concluding an acquisition agreement. MVP Network, LLC was acquired by MVP Network Online Games, Inc., a Nevada corporation doing business in Missouri (“MVP Online Games”) in September 2006 for 1,000,000 shares of MVP Online Games common stock issued to Paul A. Schneider (990,000 shares) and Online Exchange, Inc. (10,000 shares), the only members of MVP Network, LLC. Additionally, also in September 2006, Online Exchange, Inc., a Missouri corporation, was acquired by MVP Online Games for 1,000,000 shares of MVP Online Games common stock issued to Paul A. Schneider, the only shareholder of Online Exchange, Inc. As a result of these related party acquisitions, MVP Network, LLC and Online Exchange, Inc. are now wholly-owned subsidiaries of MVP Online Games.

MVP Network, LLC was founded in 2000. It developed and released a two (2) dimensional online golf game known as GoldenFairway.com. GoldenFairway.com currently has 351,000 registered golfers that have downloaded and played the game. MVP Network, LLC developed games and created the infrastructure and hired support staff to support large multi-player online golf tournaments. It has developed and sold monthly software licenses, subscriptions, held fundraiser golf tournaments, and in-game advertising. Paul A. Schneider and Timothy R. Smith are both officers of MVP Network, LLC.

MVP Network, Inc. entered into an Agreement and Plan of Reorganization (the “Agreement”) on November 22, 2006 to acquire MVP Online Games, Inc. The acquisition will be facilitated by merging our newly created, wholly-owned subsidiary MVP Merger Corp., with and into MVP Online Games with MVP Online Games being the surviving entity (the “Merger”). As a result of the Merger, MVP Online Games will become our wholly-owned subsidiary, and MVP Online Games will continue to own MVP Network, LLC and Online Exchange, Inc. MVP Online Games is a company with approximately 670 shareholders. Paul A. Schneider is a principal stockholder of MVP Online Games, and owns approximately 86% of the outstanding MVP Online Games shares. Paul A. Schneider and Timothy R. Smith are executive officers and directors of MVP Online Games. Any acquisition of MVP Online Games by MVP Network, Inc. would be a related party transaction.

Under the terms of the Agreement, we effected on March 30, 2007, a forward stock split of our issued and outstanding common stock on a 4.177 shares for 1 share basis. The forward stock split increased our outstanding shares of common stock from approximately 25,424,638 pre-split shares to approximately 106,198,711 post-split shares. Unless specified otherwise, shares of our common stock referred to herein shall be referred to as post-split shares. As consideration for the Merger, current holders of the 92,895,136 shares of outstanding common stock of MVP Online Games will receive 4 post-split shares of our common stock for each share of MVP Online Games common stock presently issued and outstanding. This will result in an aggregate of approximately 371,580,544 post-split shares of our common stock being issued to the current holders of MVP Online Games common stock. Since Paul A. Schneider, CEO of both MVP Network, Inc. and MVP Online Games, has agreed to cancel approximately 39,576,168 post-split shares of our common stock that he will receive in exchange for some of his MVP Online Games shares at the time of the closing (conditional upon the Merger being successfully consummated), the remaining 332,004,376 post-split shares to be issued to MVP Online Games shareholders in the Merger will then represent approximately 76% of our total 438,203,087 post-split shares to be outstanding immediately following the Merger. Current MVP Network, Inc. stockholders will retain approximately 24% of the post-split shares to be outstanding immediately following the Merger.

On November 22, 2006, our board of directors approved the execution of the Agreement with MVP Online Games and the actions anticipated thereby, including the forward stock split. The Merger and forward stock split were also approved by the holders of a majority of our outstanding common stock by written consent. The effective date of the forward stock split was March 30, 2007 at 5:00 p.m. Eastern Time.

The successful closing of the Merger is subject to various terms and conditions described in the Agreement, including the successful registration of shares of our common stock to be issued in the Merger. A copy of the Agreement and Plan of Reorganization has been attached as an exhibit to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 22, 2006. It can be accessed through the SEC’s EDGAR database at www.sec.gov.

We expect the acquisition of MVP Online Games to be finalized approximately mid-year 2007, subject to approval of various conditions described in the Agreement. Following consummation of the Merger transaction, we will become engaged, through our subsidiary MVP Online Games, in the business of developing, publishing and distributing interactive media, specifically online video games. The current development focus of MVP Online Games is on multiplayer online casual sports video games that target the PC mass market.

MVP Online Games is currently distributing an online multiplayer golf video game for play on personal computers. It is also developing other online sport titles. By developing additional intellectual properties, MVP Online Games intends to build a suite of titles and become known in the industry for being able to deliver high quality online multiplayer titles for a reasonable cost.

If the Merger between MVP Network, Inc. and MVP Network Online Games, Inc. fails to close for any reason, the plan of business of the Company is described hereafter.

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

Facilities

The Company’s corporate office is currently located at 110 North Jefferson Avenue, St. Louis, Missouri 63103 in a building owned by MVP Network Online Games, Inc. The building contains approximately 14,000 square feet. MVP Network Online Games, Inc. allows the Company to utilize office space at this location, rent free.

Although MVP Network, Inc. has no written agreement and currently pays no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge with MVP Online Games, we will continue to occupy the same commercial office space from which we will conduct our business. We have no current plans to secure separate commercial office space.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or lease any real estate. As stated above, the Company’s corporate office is currently located at 110 Jefferson Avenue, St. Louis, Missouri 63103 in a building owned by MVP Network Online Games, Inc. The building contains approximately 14,000 square feet. MVP Network Online Games, Inc. allows the Company to utilize office space at this location, rent free.

Although MVP Network, Inc. has no written agreement and currently pays no rent for the use of these facilities, it is contemplated that at such future time as we acquire or merge MVP Online Games, we will continue to occupy the same commercial office space from which we will conduct our business. We have no current plans to secure separate commercial office space.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2006, the Company was not a party to any material pending legal proceedings. To the best of the Company’s knowledge, as of December 31, 2006 no governmental authority or other party had threatened or was contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

During first quarter 2007, the Company’s controlling shareholders approved by written consent resolutions the following proposals or actions: (a) to amend our articles of incorporation to increase the number of authorized shares of our common stock from 50 million shares to 5 billion shares and to increase the number of authorized shares to our preferred stock from 150,000 shares to 20 million shares; (b) to amend our articles of incorporation to decease the par value of our common stock from $0.05 per share to $0.001 per share and decrease the par value of our preferred stock from $1.00 per share to $0.001 per share; and (c) to effect a forward stock split of our issued and outstanding shares of common stock on a 4.177 shares for 1 (4.177 for 1) share basis. This action was approved by written consent of our controlling shareholders in lieu of a meeting, and these matters were the subject of an Information Statement sent by the Company to our shareholders. These actions became effective on March 30, 2007 at 5:00 p.m. Eastern Time.

Unless specified otherwise, shares of our common stock referred to herein shall be referred to as post-split shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

During the year ended December 31, 2006, there was no market for our common stock. There has been no market for our common stock at any time during the past two years. The high and low bid prices for our shares are listed below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE RANGE

YEAR ENDED December 31, 2006:	LOW	HIGH

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2005:

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Stockholders

As of April 4, 2007, there were approximately 4,000 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We did not declare any cash dividends during the two fiscal years ended December 31, 2006, and we do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

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

Recent Sales of “Unregistered” Securities

Between January 1, 2004 and December 31, 2006, the Company did not sell or issue any securities that were not registered under the Securities Act of 1933, except for the following: Between March 2006 and December 2006, the Company issued 1,965,914 pre-split shares of its common stock to approximately 70 persons at an offering price of approximately $0.45 per share in a private placement offering. The offering was made without an underwriter. No offering commissions were paid. Two persons provided services for the shares. The other purchasers paid cash. The shares were issued in reliance on the exemptions contained in Section 4(2) of the Securities Act of 1933 and on Rule 506 of Regulation D. Each investor received a private placement memorandum or other similar offering materials. Each investor purchased the shares with investment intent, and the stock certificates issued contain a restrictive legend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues and Other Income. We did not realize any revenues for the years ended December 31, 2006 or 2005. We do not have any established products or services from which we can expect revenues in the foreseeable future. The Company had no income from settlement of debt in the year ended December 31, 2006 as compared to $50,000 income from settlement of debt in the year ended December 31, 2005. The $50,000 settlement of debt income in the year ended December 31, 2005 was due to forgiveness of $50,000 debt by a related party.

Expenses. The Company incurred $96,127 in general and administrative expenses in the year ended December 31, 2006 as compared to $12,919 in general and administrative expense incurred in the year ended December 31, 2005. The Company incurred no other expenses during the year ended December 31, 2006 or the year ended December 31, 2005. A total of $95,163 of general and administrative expense incurred during 2006 was paid through contributions to capital made by the Company’s Chief Executive Officer, Paul A. Schneider. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Income/Loss. Net loss for the year ended December 31, 2006 was $96,127 as compared to net income of $37,081 for the year ended December 31, 2005. This translates to net loss per share of $0.004 in 2006 compared to net income per share of $0.002 for the year ended December 31, 2005.

Liquidity and Capital Resources at December 31, 2006

As of December 31, 2006 we had no cash or other assets and no liabilities. As of December 31, 2006, we had no cash to use to sustain operations for any length of time. We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate the acquisition of MVP Network Online Games, Inc. in the near future, It is not contemplated that the Company would need to raise additional funds to sustain operations for the next twelve months. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

Plan of Operations

Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of seeking a merger or acquisition of an operating company which we believe will be profitable and allow us to continue as a going concern. Any such acquisition is expected to require additional capital funding. We may seek additional capital needed to meet these anticipated needs. There is no assurance that such funds will be available to us or that if they are available will be under terms which we can accept.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2006 and 2005 have all been examined to the extent indicated in their report by Madsen & Associates, CPA’s Inc., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below:

MVP NETWORK, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2006

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

Board of Directors
MVP Network, Inc.
St Louis, Missouri

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc. (development stage company) at December 31, 2006 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and the period January 1, 2001 (date of inception of development stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2006 and the statements of operations, and cash flows for the years ended December 31, 2006 and 2005 and the period January 1, 2001 (date of inception of development stage) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
March 20, 2007 /s/ Madsen & Associates, CPA’s Inc.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	-

ADVANCES TO AFFILIATE	$890,474

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$965
Total Current Liabilities	965

STOCKHOLDERS' DEFICIENCY

Preferred Stock
150,000 shares authorized at $1.00 par value
none outstanding	-
Common stock
50,000,000 shares authorized at $.05 par value
25,604,067 shares issued and outstanding	1,280,203
Capital in excess of par value	1,040,461
Accumulated earnings (deficit) - note 1	(1,431,155)
Total Stockholders' Equity	889,509

$890,474

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2006

	Dec 31,	Dec 31,	Jan 1, 2001
	2006	2005	to Dec 31, 2006

REVENUES	$-	$-	$-

EXPENSES

Administrative	96,127	12,919	147,180
NET LOSS FROM OPERATIONS	(96,127)	(12,919)	(147,180)

OTHER INCOME AND EXPENSES

Settlement of debt	-	50,000	226,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

NET INCOME (LOSS)	$(96,127)	$37,081	$57,358

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000’s)	23,638	23,638

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to December 31, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	7,091,446	$354,572	$967,537	$(1,488,513)

Issuance of common shares for all
shares of IGI - failed merger June 2001	16,546,707	827,335	(827,335)	-
Net operating loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net operating loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net operating profit for the year
ended December 31, 2003	-	-	-	19,924
Net operating profit for the year
ended December 31, 2004	-	-	-	152,645
Contributions to capital - expenses	-	-	12,919	-
Net operating profit (loss) for the year
ended December 31, 2005	-	-	-	37,081

Balance December 31, 2005	23,638,153	1,181,907	153,121	(1,335,028)

Contributions of capital - expenses	-	-	95,163	-
Issuance of common shares for cash	1,965,914	98,296	792,177	-
Net operating loss for the year
ended December 31, 2006	-	-	-	(96,127)

Balance December 31, 2006	25,604,067	$1,280,203	$1,040,461	$(1,431,155)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2006

	Dec 31,	Dec 31,	Jan 1, 2001
	2006	2005	to Dec 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$(96,127)	$37,081	$57,358

Adjustments to reconcile net profit to
net cash provided by operating
activities

Contributions to capital	95,163	12,919	108,082
Settlement of debt	-	(50,000)	(226,937)
Changes in accounts receivable	-	-	429,648
Change in accounts payable	964	-	(374,554)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of capital stock	890,474	-	890,474
Advances to affiliate	(890,474)	-	(890,474)

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403
Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955. As of December 31, 2006, it had authorized common stock of 50,000,000 shares at $.05 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends. On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

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
December 31, 2006

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

On December 31, 2006, the Company had a net operating loss carry forward of $1,431,155. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
December 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. CAPITAL STOCK

During 2006 the Company issued 1,965,914 common shares for $890,473 and subsequent to December 31, 2006 received and cancelled 400,000 common shares for a refund of $200,000. These amounts were transferred to an affiliate.

4. SIGNIFICANT RELATED PARTY TRANSACTIONS

Officer-directors have acquired 65% of the outstanding common stock of the Company.

An officer-director made contributions to capital by payment of Company expenses of $108,082 and forgave a debt due him of $50,000.

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

6. SUBSEQUENT EVENT

As reported in the Company’s Current Report on Form 8-K filed November 22, 2006, the Company has entered into an Agreement and Plan of Reorganization to acquire MVP Network Online Games, Inc., a Nevada corporation, in a related party transaction. The Merger is subject to terms and conditions described in the Agreement and Plan of Reorganization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Position

Paul A. Schneider	54	Chief Executive Officer, President, Chairman and Director

Timothy R. Smith	60	Vice President, Treasurer and Vice Chairman and Director

Debbra Schneider	50	Secretary and Director

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year ended December 31, 2006 was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

1. Paul A. Schneider has not yet filed a Form 4 report that was due to be filed within two business days of when he sold 7,500,000 pre-split shares of the Company’s common stock to Timothy R. Smith.

2. Timothy R. Smith has not yet filed a Form 4 report that was due to be filed within two business days of when he purchased 7,500,000 shares of the Company’s common stock from Paul A. Schneider.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2006, 2005 and 2004 by the Chief Executive Officer and by any other executive officer whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE

					Long Term and Other
	Annual Compensation				Compensation

					Number of
					Securities	All Other
Name and	Fiscal			Other Annual	Underlying	Compensation
Principal Positions	Year	Salary	Bonus	Compensation(3)	Options	(2)
Paul A. Schneider, CE0(1)	2006	$-0-	$-0-	-0-	-0-	-0-
Paul A. Schneider, CE0(1)	2005	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CE0(1)	2005	$-0-	$-0-	-0-	-0-	-0-
Charles Goodwin, CEO	2004	$-0-	$-0-	-0-	-0-	-0-
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

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of April 4, 2007. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Paul A. Schneider	37,788,096	35.58%
110 North Jefferson Avenue
St. Louis, MO 63122

Timothy R. Smith	31,327,500	29.50%
110 North Jefferson Avenue
St. Louis, MO 63122

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of April 4, 2007. Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Paul A. Schneider(1)	37,788,096	35.58%
Timothy R. Smith	31,327,500	29.50%
Debbra Schneider(1)	0	0.00%

All directors and executive
officers as a group (3 persons)	69,115,596	65.08%

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

Changes in Control

As of December 31, 2006, there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the two years ended December 31, 2006, there have been no material transactions or series of similar transactions to which the Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed, other than the following:

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

3. During 2005 and 2006, Mr. Schneider made capital contributions totaling $108,082 to the Company in order to pay general and administrative expenses incurred by the Company in 2005 and 2006.

4. The Company may seek to borrow funds from Mr. Schneider in the future as additional funds are needed by the Company.

5. As described in a Current Report filed by the Company on November 22, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) to acquire MVP Network Online Games, Inc. (“MVP Online Games”), a Nevada corporation doing business in Missouri. Paul A. Schneider is a principal stockholder of MVP Online Games, and owns approximately 86% of all outstanding shares of MVP Online Games common stock. Paul A. Schneider and Timothy R. Smith are executive officers and directors of MVP Online Games. The acquisition is subject to various terms and conditions described in the Agreement. A copy of the Agreement is attached to the Company’s Current Report on Form 8-K filed November 22, 2006 as Exhibit 2.1, and incorporated herein by reference.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit No.	Exhibit Name

2.1	Agreement and Plan of Reorganization by and among MVP Network, Inc., MVP Merger Corp. and MVP Network Online Games, Inc. dated November 22, 2006

3.1	Articles of Incorporation

3.2	By-Laws

3.3	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Name to Oasis Oil Corporation)

3.4	Certificate of Amendment of Articles of Incorporation dated November 1, 1996 (Changing Authorized Shares)

3.5	Certificate of Amendment to Articles of Incorporation filed August 3, 2005 (Changing Name to MVP Network, Inc.

3.6	Certificate of Amendment to Articles of Incorporated dated effective March 30, 2007 (Increasing number of authorized shares, decreasing par value and effecting a 4.177 to 1 forward stock split)

4.1	Certificate of Determination of Preferences of Preferred Shares dated February 21, 1997

4.2	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions

4.3	Series A Preferred Stock Rights, Privileges, Limitations and Restrictions Amendment

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$22,255.00	$4,269.92
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Total Fees	$22,255.00	$4,269.92

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

MVP NETWORK, INC.

Date: April 6, 2007	By:	/s/ Paul A. Schneider

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Schneider	Director and Chief	April 6, 2007
Paul A. Schneider	Executive Officer

/s/ Timothy R. Smith	Director and Chief	April 6, 2007
Timothy R. Smith	Financial Officer

/s/ Debbra Schneider	Director	April 6, 2007
Debbra Schneider

Exhibit
No.	Exhibit Name	Exhibit Location

2.1	Agreement and Plan of Reorganization by and among MVP	(1)
	Network, Inc., MVP Merger Corp. and MVP Network Online
	Games, Inc. dated November 22, 2006

3.1	Articles of Incorporation	(2)

3.2	By-Laws	(2)

3.3	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Name to Oasis Oil
	Corporation)

3.4	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Authorized Shares)

3.5	Certificate of Amendment to Articles of Incorporation	(4)
	filed August 3, 2005 (Changing Name to MVP Network, Inc.

3.6	Certificate of Amendment to Articles of Incorporation	Filed herewith
	dated effective March 30, 2007 (Increasing number of
	authorized shares, decreasing par value and effecting
	a 4.177 to 1 forward stock split)

4.1	Certificate of Determination of Preferences of
	Preferred Shares dated February 21, 1997	(3)

4.2	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions

4.3	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions Amendment

31.1	Section 302 Certification of Chief Executive Officer	Filed herein

31.2	Section 302 Certification of Chief Financial Officer	Filed herein

32.1	Section 906 Certification of Chief Executive Officer	Filed herein

32.2	Section 906 Certification of Chief Financial Officer	Filed herein

________________________________________
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2006.

(2)	Incorporated by reference.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed on May 2, 2006.