Form 10QSB
period 2007-03-31
MVP Network, Inc.
filed 2007-05-15
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

MVP Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or	Identification No.)
organization)

110 North Jefferson Avenue, St. Louis, Missouri	63103
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (314) 241-0070

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 31, 2006, the MVP Network, Inc. has the following number of shares issued and outstanding:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.001 par value	106,279,868

Series B Preferred Stock, $0.001 par value	-0-

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Forward Looking Statements

This quarterly report for the period ended March 31, 2007 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying balance sheet of MVP Network, Inc. at March 31, 2007 , and the statements of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

MVP NETWORK, INC.
( Development Stage Company)
BALANCE SHEET - unaudited
March 31, 2007

ASSETS
CURRENT ASSETS

Cash	$-
Total Current Assets	-

ADVANCES TO AFFILIATE	1,255,049

$1,255,049

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$2,038
Total Current Liabilities	2,038

STOCKHOLDERS' EQUITY

Preferred Stock
20,000,000 shares authorized at $.001 par value -
none outstanding	-
Common stock
5 billion shares authorized at $.001 par value - 106,279,868 shares issued and outstanding	106,280
Capital in excess of par value	2,607,200
Accumulated earnings (deficit) - note 1	(1,460,469)
Total Stockholders' Equity	1,253,011

$1,255,049

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three Months Ended March 31, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2007

	Mar 31,	Mar 31,	Jan 1, 2001
	2007	2006	to Mar 31, 2007
REVENUES	$-	$-	$-

EXPENSES

Administrative	29,313	8,145	176,493
NET LOSS FROM OPERATIONS	(29,313)	(8,145)	(176,493)

OTHER INCOME AND EXPENSES

Settlement of debt	-	-	226,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

NET INCOME (LOSS)	$(29,313)	$(8,145)	$28,045

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$ . -

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000's)	106,948	98,736

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to Mach 31, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all
shares of IGI - failed merger June 2001	69,115,595	-	69,115	(69,115)
Net loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net profit for the year
ended December 31, 2003	-	-	-	19,924
Net profit for the year
ended December 31, 2004	-	-	-	152,645
Contributions to capital - expenses	-	-	12,919	-
Net profit for the year
ended December 31, 2005	-	-	-	37,081
Contributions to capital - expenses	-	-	95,163	-
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended
December 31, 2006	-	-	-	(96,127)

Balance December 31, 2006 - audited	106,948,188	106,948	2,213,716	(1,431,155)

Common shares returned for cash	(835,400)	(835)	(99,165)	-
Issuance of common shares for cash	167,080	167	19,833	-
Contribution to capital - cash	-	-	444,576	-
Contribution to capital - expenses	-	-	28,240	-
Net loss for the three months
ended March 31, 2007	-	-	-	(29,313)

Balance March 31, 2007 - unaudited	106,279,868	$106,280	$2,607,200	$(1,460,468)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to March 31, 2007

	Mar 31,	Mar 31,	Jan 1, 2001
	2007	2006	to Mar 31, 2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$(29,313)	$(8,145)	$28,045
Adjustments to reconcile net profit to
net cash provided by operating
activities

Contributions to capital - expenses	28,240	8,145	136,322
Settlement of debt	-	-	(226,937)
Changes in accounts receivable	-	-	429,648
Change in accounts payable	1,073	-(373,481)

Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to affiliate	(364,576)	-	(1,255,050)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of capital stock	20,000	-	910,474
Capital stock returned for cash	(100,000)	-	(100,000)
Contribution to capital - cash	444,576	-	444,576
	364,576	-	1,255,050

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403
Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

1. ORGANIZATION

MVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $.05 par value and authorized preferred stock of 150,000 shares at $1.00 par value. Prior to the year 2000 63,694 pre-split preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends.

On March 30, 2007 the Company increased the authorized common stock to 5 billion shares at a par value of $.001 and authorized preferred stock to 20,000,000 shares at a par value of $.001. On March 30, 2007 the Company completed a forward stock split of 4.177 shares for each outstanding share.

This report has been prepared showing post split shares from inception.

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

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On March 31, 2007, the Company had a net operating loss carry forward of $1,460,468. The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

MVP NETWORK, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. CAPITAL STOCK

During the three months ended March 31, 2007 the Company issued 167,080 post split restricted common shares for $ 20,000 and had 835,400 post split shares returned for a refund of $100,000.

4. SIGNIFICANT RELATED PARTY TRANSACTIONS

Officer-directors have acquired 65% of the outstanding common stock of the Company.

During the three months ended March 31, 2007 an officer-director made contributions to capital with cash of $ 444,576 and by payment of Company expenses of $ 28,240.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues. We did not realize any revenues for the three month periods ended March 31, 2007 or 2006. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $29,313 in general and administrative expenses during the three month period ended March 31, 2007, an increase of $21,168 over the $8,145 of general and administrative expense incurred during the three month period ended March 31, 2006. The Company incurred no other expenses during the three month periods ended March 31, 2007 or 2006. It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements. If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss. Net loss for the three month period ended March 31, 2007 was $29,31 as compared to net loss of $8,145 for the three month period ended March 31, 2006.

Liquidity and Capital Resources at March 31, 2007

During the three month period ended March 31, 2007 our expenses were paid through a capital contribution to capital by our Chief Executive Officer.

As of March 31, 2007 our only asset is an advance to an affiliate of $1,255,049. As of March 31, 2007, we had no cash to use to sustain operations for any length of time. We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire. If we successfully consummate the acquisition of MVP Network Online Games, Inc. in the near future, it is not contemplated that the company would need to raise additional cash to sustain operations for the next twelve months. We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed. However, there is no guarantee that he will loan additional funds to the Company.

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

MVP Network, Inc. entered into an Agreement and Plan of Reorganization (the “Agreement”) on November 22, 2006 to acquire MVP Online Games, Inc. The acquisition will be facilitated by merging our newly created, wholly-owned subsidiary MVP Merger Corp., with and into MVP Online Games with MVP Online Games being the surviving entity (the “Merger”). As a result of the Merger, MVP Online Games will become our wholly-owned subsidiary, and MVP Online Games will continue to own MVP Network, LLC and Online Exchange, Inc. MVP Online Games is a company with approximately 670 shareholders. Paul A. Schneider is a principal stockholder of VP Online Games, and owns approximately 86% of the outstanding MVP Online Games shares. Paul A. Schneider and Timothy R. Smith are executive officers and directors of MVP Online Games. Any acquisition of MVP Online Games by MVP Network, Inc. would be a related party transaction.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007 the Company issued 167,080 post split restricted common shares for $20,000 and had 835,400 post split shares returned for a refund of $100,000. The shares were issued to one persons without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. The certificates representing the shares have been appropriately restricted.

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

(b) Reports on Form 8-K.

No report on Form 8-K was filed by the Company during the quarter ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Dated: May 3, 2007	By: /s/ Paul A. Schneider Paul A. Schneider (principal executive officer)

MVP Network, Inc.

Dated: May 3, 2007	By: /s/ Timothy R. Smith Timothy R. Smith (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No report on Form 8-K was filed by the Company during the quarter ended March 31, 2007.