Form 10QSB
period 2007-06-30
MVP Network, Inc.
filed 2007-08-13
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                      (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-05833

MVP Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	94-1713830
(State or jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

110 North Jefferson Ave. St. Louis, Missouri	63103
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number: (314) 241-0070

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  As of June 30, 2007, MVP Network, Inc. has the following number of shares issued and outstanding.

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.001 par value	107,145,314
Series B Preferred Stock, $0.001 par value	-0-

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Forward Looking Statements

This quarterly report for the period ended June 30, 2007 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of MVP Network, Inc. at June 30, 2007, the unaudited statement of operations for the three and six months ended June 30, 2007 and 2006 and the period from January 1, 2001 (date of inception of development stage) to June 30, 2007, the unaudited statement of changes in stockholders’ equity for the period from January 1, 2001 (date of inception of development stage) to June 30, 2007, and the unaudited statement of cash flows for the six months ended June 30, 2007 and 2006 and the period January 1, 2001 (date of inception of development stage) to June 30, 2007, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET - unaudited
   June 30, 2007

ASSETS
CURRENT ASSETS

Cash	$-
Prepaid expense	3,683
Total Current Assets	3,683

ADVANCES TO AFFILIATE	1,394,525

$1,398,208

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$-
Total Current Liabilities	-

STOCKHOLDERS' EQUITY

Preferred Stock
20,000,000 shares authorized at $.001 par value -
none outstanding
Common stock
5 billion shares authorized at $.001 par value –
107,145,314 shares issued and outstanding	107,145
Capital in excess of par value	2,775,423
Accumulated earnings (deficit) - note 1	(1,484,360)
Total Stockholders' Equity	1,398,208

$1,398,208

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three and Six Months Ended June 30, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2007

	Three Months		Six Months

	Jun 30,	Jun 30,	Jun 30,	Jun 30,	Jan 1, 2001 to
	2007	2006	2007	2006	Jun 30, 2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Administrative	23,891	49,943	53,204	58,088	200,384

NET LOSS FROM
OPERATIONS	(23,891)	(49,943)	(53,204)	(58,088)	(200,384)

OTHER INCOME AND
EXPENSES

Settlement of debt	-	-	-	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

NET INCOME (LOSS)	$(23,891)	$(49,943)	$(53,204)	$(58,088)	$4,154

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000’s)	107,048	98,736	107,048	98,736

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to June  30, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all
shares of IGI - failed merger	69,115,595	69,115	(69,115)	-
Net loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net profit for the year
ended December 31, 2003	-	-	-	19,924
Net profit for the year
ended December 31, 2004	-	-	-	152,645
Contributions to capital – expenses	-	-	12,919	-
Net profit for the year
ended December 31, 2005	-	-	-	37,081
Contributions to capital – expenses	-	-	95,163	-
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended
December 31, 2006	-	-	-	(96,127)

Balance December 31, 2006 – audited	106,948,188	106,948	2,213,716	(1,431,156)
Common shares returned for cash	(839,399)	(839)	(101,161)	-
Issuance of common shares for cash	1,038,220	1,039	119,161	-
Contribution to capital – cash	-	-	485,851	-
Contribution to capital – expenses	-	-	57,853	-
Rounding from stock split	(1,695)	(3)	3	-
Net loss for the Six months
ended June 30, 2007	-	-	-	(59,204)

Balance June 30, 2007 – unaudited	107,145,314	$107,145	$2,775,423	$(1,484,360)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended June 30, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2007

	Jun 30,	Jun 30,	Jan 1, 2001 to
	2007	2006	Jun 30, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$(53,204)	$(58,088)	$4,154

Adjustments to reconcile net profit to
net cash provided by operating
activities

Contributions to capital – expenses	57,852	58,088	165,934
Settlement of debt	-	-	(226,937)
Changes in accounts receivable	-	-	429,648
Change in accounts payable	(965)	-	(375,519)
Change in prepaid expenses	(3,683)	-	(3,683)
Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING
ACTIVITIES

Advances to affiliate	(504,051)	-	(1,394,525)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of capital stock – net	18,200	-	908,674
Contribution to capital – cash	485,851	-	485,851
	504,051	-	1,394,525

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403
Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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
June 30, 2007

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

On June 30, 2007, the Company had a net operating loss carry forward of $1,484,359.  The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - continued
June 30, 2007

3.  CAPITAL STOCK

During the six months ended June 30, 2007 the Company issued 1,038,220 post split restricted common shares for $ 120,200 and had 839,399 post split shares returned for a refund of $102,000.

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

Officer-directors have acquired 64% of the outstanding common stock of the Company.

During the six months ended June 30, 2007 an officer-director made contributions to capital with cash of $ 485,851 and by payment of Company expenses of $ 57,853.

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

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Revenues.  We did not realize any revenues for the three or six month periods ended June 30, 2007 or 2006.  On June 25, 2007 we entered into two License of Rights in Software Program Agreements (the “License Agreements”) pursuant to which we acquired the rights to market and sell two computer games.  We anticipate generating revenues from these licenses in third quarter 2007.

Expenses. The Company incurred $23,891 in general and administrative expense in the three month period ended June 30, 2007, a decrease of $26,052 from the $49,943 of general and administrative expense incurred during the three month period ended June 30, 2006.  The Company incurred $53,204 in general and administrative expense in the six month period ended June 30, 2007, a decrease of $4,884 from the $58,088 of general and administrative expense incurred during the six month period ended June 30, 2006.  The Company incurred no other expenses during the three or six month periods ended June 30, 2007 or 2006.  The general and administrative expenses were primarily for accounting and legal expenses.  It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements.  If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase significantly at that time.

Net Loss.  Net loss for the three month period ended June 30, 2007 was $23,891 as compared to a net loss of $49,943 for the three month period ended June 30, 2006.  The Company had a net loss of $53,204 in the six month period ended June 30, 2007 compared to a net loss of $58,088 for the six month period ended June 30, 2006.

Liquidity and Capital Resources at June 30, 2007

During the six month period ended June 30, 2007 our expenses were paid through one or more contributions to capital by the Company’s Chief Executive Officer.

As of June 30, 2007 we had no cash or other assets and no liabilities.  As of June 30, 2007, we had no cash to use to sustain operations for any length of time.  We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire.  If we successfully consummate the proposed acquisition of MVP Network Online Games, Inc. in the near future, it is not contemplated that the Company will need to raise additional cash to sustain operations for the next twelve months.  We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed.  However, there is no guarantee that he will loan additional funds to the Company.

Plan of Operations

In March 2005, the Company began discussions with MVP Network, LLC, a Missouri limited liability company, concerning the possibility of acquiring MVP Network, LLC as a wholly-owned subsidiary.  At that time, the Company changed its name from Oasis Oil Corporation to MVP Network, Inc. in anticipation of concluding an acquisition agreement.  MVP Network, LLC was acquired by MVP Network Online Games, Inc., a Nevada corporation doing business in Missouri (“MVP Online Games”) in September 2006 for 1,000,000 shares of MVP Online Games common stock issued to Paul A. Schneider (990,000 shares) and Online Exchange, Inc. (10,000 shares), the only members of MVP Network, LLC.  Additionally, also in September 2006, Online Exchange, Inc., a Missouri corporation, was acquired by MVP Online Games for 1,000,000 shares of MVP Online Games common stock issued to Paul A. Schneider, the only shareholder of Online Exchange, Inc.  As a result of these related party acquisitions, MVP Network, LLC and Online Exchange, Inc. are now wholly-owned subsidiaries of MVP Online Games.

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

Under the terms of the Agreement, we effected on March 30, 2007, a forward stock split of our issued and outstanding common stock on a 4.177 shares for 1 share basis.  The forward stock split increased our outstanding shares of common stock from approximately 25,424,638 pre-split shares to approximately 106,198,711 post-split shares.  Unless specified otherwise, shares of our common stock referred to herein shall be referred to as post-split shares.  As consideration for the Merger, current holders of the 92,891,136 shares of outstanding common stock of MVP Online Games will receive 4 post-split shares of our common stock for each share of MVP Online Games common stock presently issued and outstanding.  This will result in an aggregate of approximately 371,564,544 post-split shares of our common stock being issued to the current holders of MVP Online Games common stock.  Since Paul A. Schneider, CEO of both MVP Network, Inc. and MVP Online Games, has agreed to cancel approximately 39,576,168 post-split shares of our common stock that he will receive in exchange for some of his MVP Online Games shares at the time of the closing (conditional upon the Merger being successfully consummated), the remaining 331,988,376 post-split shares to be issued to MVP Online Games shareholders in the Merger will then represent approximately 76% of our total 439,133,690 post-split shares to be outstanding immediately following the Merger. Current MVP Network, Inc. stockholders will retain approximately 24% of the post-split shares to be outstanding immediately following the Merger.

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

We expect the acquisition of MVP Online Games to be finalized in late third quarter or fourth quarter 2007, subject to approval of various conditions described in the Agreement.  Following consummation of the Merger transaction, we will become engaged, through our subsidiary MVP Online Games, in the business of developing, publishing and distributing interactive media, specifically online computer games.  The current development focus of MVP Online Games is on multiplayer online casual sports computer games that target the PC mass market.

MVP Online Games is currently distributing an online multiplayer golf computer game for play on personal computers.  It is also developing other online sport titles.  By developing additional intellectual properties, MVP Online Games intends to build a suite of titles and become known in the industry for being able to deliver high quality online multiplayer titles for a reasonable cost.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, the Company issued approximately 871,140 shares of its common stock for approximately $100,200 cash.  The shares were issued to fifteen persons without registration in reliance Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares have been appropriately restricted.

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

(b) Reports on Form 8-K.

One report on Form 8-K was filed by the Company during the quarter ended June 30, 2007.  It was filed on June 26, 2007 for the purpose of reporting the signing of two License Agreements pursuant to Item 1.01 of the report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

August 10, 2007	By:	/s/ Paul A. Schneider
Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

August 10, 2007	By:	/s/ Timothy R. Smith
Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description
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