Form 10QSB
period 2007-09-30
MVP Network, Inc.
filed 2007-11-09
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  As of September 30, 2007, MVP Network, Inc. has the following number of shares issued and outstanding.

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.001 par value	108,266,314
Series B Preferred Stock, $0.001 par value	-0-

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Forward Looking Statements

This quarterly report for the period ended September 30, 2007 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying balance sheet of MVP Network, Inc. at September 30, 2007, and the statements of operations for the three and nine  months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

MVP NETWORK, INC.
(Development Stage Company)
BALANCE SHEET - unaudited
September 30, 2007

ASSETS
CURRENT ASSETS

Cash	$-
Prepaid expenses	4,424
Total Current Assets	4,424

ADVANCES TO AFFILIATE	1,511,624

$1,516,048

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$-
Total Current Liabilities	-

STOCKHOLDERS' EQUITY

Preferred Stock
20,000,000 shares authorized at $.001 par value -
none outstanding	-
Common stock
5 billion shares authorized at $.001 par value –
108,266,314 shares issued and outstanding	108,269
Capital in excess of par value	2,934,263
Accumulated earnings (deficit) - note 1	(1,526,484)
Total Stockholders' Equity	1,516,048

$1,516,048

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS - unaudited
For the Three and Nine Months Ended September 30, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2007

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Jan 1, 2001
	2007	2006	2007	2006	to Sept 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Administrative	42,124	3,085	95,328	61,173	242,508

NET LOSS FROM
OPERATIONS	(42,124)	(3,085)	(95,328)	(61,173)	(242,508)

OTHER INCOME AND
EXPENSES

Settlement of debt	-	-	-	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

NET LOSS	$ (42,124)	$ (3,085)	$ (95,328)	$ (61,173)	$ (37,970)

NET LOSS PER COMMON
SHARE

Basic and diluted	$ -	$ -	$ -	$ -

AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000’s)	107,145	98,736	107,145	98,736

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period January 1, 2001 (date of inception of development stage)
to September 30, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all
shares of IGI - failed merger	69,115,595	69,115	(69,115)	-
Net loss for the year
ended December 31, 2001	-	-	-	(49,840)
Net loss for the year
ended December 31, 2002	-	-	-	(6,325)
Net profit for the year
ended December 31, 2003	-	-	-	19,924
Net profit for the year
ended December 31, 2004	-	-	-	152,645
Contributions to capital – expenses	-	-	12,919	-
Net profit for the year
ended December 31, 2005	-	-	-	37,081
Contributions to capital – expenses	-	-	95,163	-
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended
December 31, 2006	-	-	-	(96,127)

Balance December 31, 2006 – audited	106,948,188	106,948	2,213,716	(1,431,156)
Common shares returned for cash	(839,399)	(839)	(101,161)	-
Issuance of common shares for cash	1,038,220	1,039	119,161	-
Contribution to capital – cash	-	-	485,851	-
Contribution to capital – expenses	-	-	57,853	-
Rounding from stock split	(1,695)	(3)	3
Issuance of common shares for cash	1,121,000	1,124	110,976	-
Contributions to capital – cash	-	-	5,000	-
Contributions to capital – expenses	-	-	42,864	-
Net loss for the Nine months
ended September 30, 2007	-	-	-	(95,328)

Balance September 30, 2007 – unaudited	108,266,314	$108,269	$2,934,263	$(1,526,484)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
STATEMENT OF CASH FLOWS - unaudited
For the Nine Months Ended September 30, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2007

	Sept 30,	Sept 30,	Jan 1, 2001
	2007	2006	to Sept 30, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$(95,328)	$(61,173)	$(37,970)
Adjustments to reconcile net profit to
net cash provided by operating
activities

Contributions to capital – expenses	100,717	61,173	208,799
Settlement of debt	-	-	(226,937)
Changes in accounts receivable	-	-	429,648
Change in accounts payable	(965)	-	(375,519)
Change in prepaid expenses	(4,424)	-	(4,424)
Net Cash from (used) in Operations	-	-	(6,403)

CASH FLOWS FROM INVESTING
ACTIVITIES
Advances to affiliate	(621,154)	-	(1,511,628)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of capital stock – net	130,303	-	1,020,777
Contribution to capital – cash	490,851	-	490,851
	621,154	-	1,511,628

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007

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

On September 30, 2007, the Company had a net operating loss   carry forward of $1,526,484.  The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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
September 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising and Market Development

The Company will expense advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  CAPITAL STOCK

During the nine months ended September 30, 2007 the Company issued 2,159,220 post split restricted common shares for $ 232,300 and had 839,399 post split shares returned for a refund of $102,000.

4.  SIGNIFICANT RELATED PARTY TRANSACTIONS

Officer-directors have acquired 63% of the outstanding common stock of the Company.

During the nine months ended September 30, 2007 an officer-director made contributions to capital with cash of $490,851 and by payment of Company expenses of $ 100,717.

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

MVP NETWORK, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

6.  PLANNED MERGER

During 2007 MVP Network, Inc. (NW) entered into a proposed agreement of acquisition of MVP Network Online Games, Inc. (OL), a Nevada Corporation, by the issuance of 331,988,376 shares of its common capital stock, representing 76% of the outstanding stock of NW after the acquisition. The transaction will be accounted for as a reverse acquisition in which OL is considered to be the acquirer of NW for reporting purposes.  As part of the agreement the outstanding stock of NW before the acquisition will be 107,714,314 and after 439,133,690. The continuing operations of the business will be those of OL including its prior historical financial statements and the operations of NW starting on the acquisition date.  The following combined balance sheets have been prepared showing a retroactive restatement of NW’s historical outstanding stock to reflect the equivalent number of shares of common stock to be issued  in the acquisition.

MVP Network Online Games, Inc. was organized for the business purpose of the development, selling, marketing, and promotion of online virtual golf tournaments, and other online services and products.

Included in the following are the pro-forma combined balance sheets of MVP Network, Inc and MVP Network Online Games, Inc. as if the acquisition had been completed on September 30, 2007 and the combined statements of operations of MVP Network, Inc. and MVP Network Online Games, Inc. for the nine months ended September 30, 2007 and the year ended December 31, 2006.

MVP NETWORK, INC. (survivor) and MVP NETWORK ONLINE GAMES, INC.
PRO-FORMA COMBINED BALANCE SHEETS
September 30, 2007
(stated in 1,000's)

	Network	Online	Adjustm	Combined
ASSETS
CURRENT ASSETS
Cash	$-	$86		$86
Total Current Assets	-	86	-	86

PROPERTY and EQUIPMENT -	-	1,164	-	1,164
net of accumulated depreciation

CAPITALIZED COMPUTER GAME
PROGRAMS - net of amortization	-	2,537	-	2,537

OTHER ASSETS	1,516	771	(1)(1,512)	775
	$1,516	$4,558		$4,562

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	-	3,371	(1)(1,512)	1,859
Mortgage payable and capital lease obligations	-
current maturities	-	61	-	61
Total Current Liabilities	-	3,432		1,920

LONG TERM LIABILITIES-less current maturities	-
Mortgage payable and capital lease obligations	-	726		726

STOCKHOLDERS' EQUITY
Common stock	3,042	6,295	(2)(1,526)	7,811
Deficit	(1,526)	(5,895)	(2)1,526	(5,895)
Total Stockholders’ Equity	1,516	400		1,916

	$1,516	$4,558		$4,562

(1) Clear intercompany advances
(2) Combine

MVP NETWORK, INC. (survivor) and MVP NETWORK ONLINE GAMES, INC.
PRO-FORMA COMBINED OPERATING STATEMENTS
Nine Months Ended September 30, 2007 and
Year Ended December 31, 2006
(stated in 1,000's)

	Network	Online	Adjustm	Combined

Nine Months September 30, 2007

Sales	$-	$667	-	$667

Operating expenses	95	1,401	-	1,496
Net loss from operations	(95)	(734)		(829)

Other income and expense	-	(155)		(155)
Net loss	$(95)	$(889)		$(984)

Loss per share				$-

Ave outstanding shares				440,255

Year December 31, 2006

Sales	$-	$6,196	-	$6,196

Operating expenses	96	7,700	-	7,796
Net loss from operations	(96)	(1,504)		(1,600)

Other income and expense	-	(245)	-	(245)
Net loss	$(96)	$(1,749)		$(1,845)

Loss per share				$-

Ave outstanding shares				440,255

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

The Company has discontinued its oil distribution activities and has sold these operations.  The Company is now seeking other merger or acquisition opportunities.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Revenues.  We did not realize any revenues for the three or nine month periods ended September 30, 2007 or 2006.  On June 25, 2007 we entered into two License of Rights in Software Program Agreements (the “License Agreements”) pursuant to which we acquired the rights to market and sell two computer games.  We anticipate generating revenues from these licenses in fourth quarter 2007.

Expenses. The Company incurred $42,124 in general and administrative expense in the three month period ended September 30, 2007, an increase of $39,039 from the $3,085 of general and administrative expense incurred during the three month period ended September 30, 2006.  The Company incurred $95,328 in general and administrative expense in the nine month period ended September 30, 2007, an increase of $34,155 from the $61,173 of general and administrative expense incurred during the nine month period ended September 30, 2006.  The Company incurred no other expenses during the three or nine month periods ended September 30, 2007 or 2006.  The general and administrative expenses were primarily for accounting and legal expenses.  It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements.  If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase significantly at that time.

Net Loss.  Net loss for the three month period ended September 30, 2007 was $42,124 as compared to a net loss of $3,085 for the three month period ended September 30, 2006.  The Company had a net loss of $95,328 in the nine month period ended September 30, 2007 compared to a net loss of $61,173 for the nine month period ended September 30, 2006.

Liquidity and Capital Resources at September 30, 2007

During the nine month period ended September 30, 2007 our expenses were paid through one or more contributions to capital by the Company’s Chief Executive Officer.

As of September 30, 2007 we had no cash and no liabilities.  As of September 30, 2007, we had no cash to use to sustain operations for any length of time.  We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire.  If we successfully consummate the proposed acquisition of MVP Network Online Games, Inc. in the near future, we anticipate that the Company will need to raise approximately $1,200,000 in additional cash to sustain operations for the next twelve months.  We are presently evaluating possible sources of additional funds to support our operations.  We may seek to raise funds from a possible private or public sale of our common stock.  We may seek to raise funds from our President or third parties through borrowing arrangements.  At the present time, we have no commitments to raise funds from any of the possible sources described above or from any other sources, and there is no assurance that we will be able to raise funds from such sources on terms acceptable to us, if at all.

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

We expect the acquisition of MVP Online Games to be finalized in fourth quarter 2007 or in early 2008, subject to approval of various conditions described in the Agreement.  We have filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission, but the registration statement as not yet been declared effective.  Following consummation of the Merger transaction, we will become engaged, through our subsidiary MVP Online Games, in the business of developing, publishing and distributing interactive media, specifically online computer games.  The current development focus of MVP Online Games is on multiplayer online casual sports computer games that target the PC mass market.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007, the Company issued approximately 1,121,000 shares of its common stock for approximately $112,100 cash.  The shares were issued to 17 persons without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares have been appropriately restricted.

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

(b) Reports on Form 8-K.

One report on Form 8-K was filed by the Company during the quarter ended September 30, 2007.  It was filed on September 14, 2007 for the purpose of disclosing pursuant to Item 8.01 that the Company had sent a communication to its shareholders that day updating them with information concerning the Company’s pending Form 211 application and letting them know that the Company had filed a registration statement on Form S-4 pertaining to the proposed acquisition of MVP Online Games.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.
By: /s/ Paul A. Schneider
Dated: November 8, 2007	Paul A. Schneider (principal executive officer)

MVP Network, Inc.
By: /s/ Timothy R. Smith
Dated: November 8, 2007	Timothy R. Smith (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002