Form 10KSB
period 2007-12-31
MVP Network, Inc.
filed 2008-04-09
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
 ☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Shares, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

State the Issuer’s revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days.

As of March 10, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0 based on approximately 39,480,718 shares held by non-affiliates at a price of $0.00 per share.  The issuer’s common stock has not been actively traded in the past three years.  There is presently no market for the issuer’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding as of March 10, 2008 was approximately 108,596,314.  The Company conducted a 4.177 to 1 forward stock split of its common stock effective March 30, 2007.  References in this report to share are generally expressed in post-split shares, unless noted otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933:  None

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

MVP Network, Inc.
FORM 10-KSB ANNUAL REPORT

Forward Looking Statements

This annual report for the fiscal year ended December 31, 2007 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such statements include, without limitation, the Company’s expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness.  Readers are urged to consider statements which use the terms “believes,” “intends,” “expects,” “plans,” “estimates,” “anticipated,” or “anticipates” to be uncertain and forward looking.  In addition to other factors that may be discussed in the Company’s filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by the Company:  (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company’s products and services, if any, or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Company History and Business

MVP Network is headquartered in St. Louis, Missouri.  It was incorporated in the State of Nevada in 1955.  Since then MVP Network has been known my various names including Western American Industries, Inc., Cardiodynamics, Inc., Vida Medical Systems, Inc., and Oasis Oil Corporation.  References in this report to “we”, “our”, “us”, the “Company”, and “MVP Network” refer to MVP Network, Inc.  References to MVP Online Games refer to MVP Network Online Games, Inc., a Nevada corporation.

Most recently, MVP Network principally engaged in the service of gathering, transporting and marketing of domestic crude oil through a wholly owned subsidiary known as Oasis Transportation and Marketing Corporation (“OTMC”).  As a first purchaser of crude oil, MVP Network offered a complete division order and royalty disbursement service to its producer accounts.  MVP Network sustained substantial operating losses in the past.  Effective March 31, 1999, MVP Network sold 100% of its ownership of OTMC, representing the discontinuation of all of its existing operations.  After the sale of OTMC, management began exploring merger and acquisition possibilities.  Since then, MVP Network has also been involved in paying off debt and eliminating certain liabilities.

After OTMC was sold in March 1999, management of MVP Network searched for other businesses and companies to acquire or merger with.  They had discussions with different companies, but no acquisitions were finalized and/or consummated.  Management of MVP Network also had discussions with different investors or investor groups who desired to acquire a controlling interest in MVP Network, Inc.  During this phase of MVP Network’s existence, the Company was a shell company primarily searching for merger or acquisition opportunities.  As early as March 1, 2005, persons now comprising the Board of Directors of MVP Online Games considered and explored the possibility of merging MVP Network, LLC (a company acquired by MVP Online Games) with a publicly held “shell” company in order to take MVP Online Games public.  On or about June 1, 2005, they first contacted the management of MVP Network (then known as Oasis Oil Corp.) and began negotiations to acquire a controlling interest in MVP Network.  On June 30, 2005 Paul A. Schneider acquired 16,546,707 shares (approximately 70%) of the issued and outstanding shares of MVP Network common stock for $50,000.  At the same time, the former officers and directors of MVP Network resigned, and Paul A. Schneider, Debbra Schneider and Timothy R. Smith were appointed directors of MVP Network.  Paul A. Schneider was appointed President, Chief Executive Officer and Chairman, Timothy R. Smith was appointed Vice President and Chief Financial Officer and Debbra Schneider was appointed Secretary.

MVP Network amended its Articles of Incorporation in August 3, 2005 to change its name from Oasis Oil Corporation to MVP Network, Inc.

MVP Network then took steps to bring itself current on its reporting obligations by preparing and filing quarterly reports on Form 10-QSB and annual reports on Form 10-KSB for a time period of approximately three years when the Company had filed no period reports.

On November 22, 2006, MVP Network and MVP Online Games entered into the present Merger Agreement that provides for the acquisition of MVP Online Games by MVP Network.

MVP Network is in the development stage and has generated no significant revenue.  In the past three years, MVP Network has been funded primarily through loans from officers and shareholders.

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

MVP Network, LLC was founded in 2000.  It developed and released a two (2) dimensional online golf game known as GoldenFairway.com.  GoldenFairway.com currently has approximately 351,000 registered golfers that have downloaded and played the game. MVP Network, LLC developed games and created the infrastructure and hired support staff to support large multi-player online golf tournaments.  It has developed and sold monthly software licenses, subscriptions, held fundraiser golf tournaments, and in-game advertising.  Paul A. Schneider and Timothy R. Smith are both officers of MVP Network, LLC.

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

We expect the acquisition of MVP Online Games to be finalized in second quarter 2008, subject to approval of various conditions described in the Agreement.  Following consummation of the Merger transaction, we will become engaged, through our subsidiary MVP Online Games, in the business of developing, publishing and distributing interactive media, specifically online video games.  The current development focus of MVP Online Games is on multiplayer online casual sports video games that target the PC mass market.

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

Search for Possible Acquisitions

Prior to executing the Merger Agreement with MVP Online Games in November 2006, Management searched for one or more businesses or business opportunities to merge with or acquire.  Management had broad discretion in its search for and negotiations with any potential business or business opportunity. Further, MVP Network offered no assurance that it would have the ability to acquire or merge with an operating business, business opportunity or property that would be of material value to MVP Network.

Sources of Business Opportunities

Management was free to use various resources in its search for potential business opportunities including, but not limited to, MVP Network ‘s officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who could potentially present management with unsolicited proposals.  MVP Network did not retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations.

MVP Network did not limit its search to any specific kind of industry or business.  It was free to investigate any venture that was in its preliminary or development stage, was already in operation, or in various stages of its corporate existence and development.  A potential venture might need additional capital or merely desire to have its shares publicly traded.  MVP Network thought the most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that did not need additional capital, but which merely desired to establish a public trading market for its shares.  Management believed that MVP Network could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once MVP Network identified a particular entity as a potential acquisition or merger candidate, management planned to seek to determine whether the acquisition or merger was warranted, or whether further investigation was necessary.  Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.  Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities.  However, because of MVP Network’s limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, management proposed to consider, to the extent relevant to the specific opportunity, several factors including:

•      potential benefits to MVP Network and its shareholders;
•      working capital;
•      financial requirements and availability of additional financing;
•      history of operation, if any;
•      nature of present and expected competition;
•      quality and experience of management;
•      need for further research, development or exploration;
•      potential for growth and expansion;
•      potential for profits; and
•      other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to MVP Network may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

Prior to the signing of the Merger Agreement with MVP Online Games, MVP Network took the position that it could not predict the manner in which MVP Network might participate in a prospective business opportunity. Each separate potential opportunity was to be reviewed and, upon the basis of that review, a suitable legal structure or method of participation would be chosen.  The particular manner in which MVP Network participated in a specific business opportunity would depend upon the nature of that opportunity, the respective needs and desires of MVP Network’s management and management of the opportunity, and the relative negotiating strength of the parties involved.  Actual participation in a business venture could take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation.  MVP Network could act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Because MVP Network has only a limited amount of assets, MVP Network took the position that in the event MVP Network successfully acquired or merged with an operating business opportunity, it would be likely that its present shareholders would experience substantial dilution.  It is also possible that there would be a change in control.  The owners of any business opportunity which MVP Network acquired or merged with would most likely acquire control following such transaction.  Management did not establish any guidelines as to the amount of control it would offer to prospective business opportunities, but rather management would attempt to negotiate the best possible agreement for the benefit of MVP Network shareholders.

Products and Services

MVP Network discontinued its oil related business in March 1999 when OTMC was sold.  MVP Network presently has no products or services, other than its license rights to reproduce, publicly display, market, sell distribute and otherwise exploit two computer games developed by MVP Online Games.  MVP Network and MVP Online Games have mutually agreed to suspend the provisions of the two License Agreements pending the outcome of the proposed Merger.

Patents and Trademarks

MVP Network neither owns nor has applied for any patents or trademarks.

Competition

MVP Network is aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates.  MVP Network is in direct competition with these other public companies in its search for business opportunities and, due to MVP Network’s limited funds, it may be difficult for MVP Network to successfully compete with these other companies.

Employees

MVP Network’s currently has no employees. Management presently serves in an uncompensated role, except that Paul A. Schneider, Timothy R. Smith and Debbra Schneider are reimbursed certain expenses.

Seasonality

There is no seasonal aspect to MVP Network’s business.

Facilities

MVP Network’s corporate office is currently located at 110 North Jefferson Avenue, St. Louis, Missouri 63103 in a building owned by MVP Online Games.  The building contains approximately 14,000 square feet.  MVP Online Games allows MVP Network to utilize office space at this location, rent free.

Although MVP Network has no written agreement and currently pays no rent for the use of these facilities, it is contemplated that when the merger with MVP Online Games is consummated, MVP Network will continue to occupy the same commercial office space. MVP Network has no current plans to secure separate commercial office space.

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

Risks Relating to Ownership of our Common Stock

There is presently no market for our common stock.  If a market develops, we anticipate that the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that any market that develops will be potentially highly volatile and may fluctuate substantially because of:

*	actual or anticipated fluctuations in our future business and operatingresults;
*	changes in or failure to meet market expectations;
*	fluctuations in stock market price and volume, which are particularly common among securities of new start-up companies.

MVP Network shares are considered Penny Stock and are subject to the Penny Stock rules, which may adversely affect your ability to sell your MVP Network shares

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving Penny Stock.  Subject to certain exceptions, a Penny Stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  MVP Network believes that its shares, if and when a market develops for them, will be deemed to be Penny Stock for the purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of our shares and impede the sale of our shares in the secondary market.

Under the Penny Stock regulations, a broker-dealer selling Penny Stock to anyone other than an established customer or Accredited Investor (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.  In addition, the Penny Stock regulations require the broker-dealer to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule prepared by the Commission relating to the Penny Stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the Penny Stock held in a customer's account and information with respect to the limited market in Penny Stocks.

Substantial sales of MVP Network common stock could cause our stock price to fall.

If our stockholders sell substantial amounts of our common stock, including shares issued in connection with the completion of the Merger, any market price of our common stock could decline.

MVP Network’s stock price may fluctuate significantly in any market that develops, and stockholders who buy or sell MVP Network  common stock may lose all or part of the value of their investment, depending on the price of MVP Network  common stock from time to time.

MVP Network presently has no market for its common stock. Recently a broker dealer submitted a Form 211 application seeking to commence market making activities in the common stock of MVP Network on the OTC Bulletin Board.  It is anticipated that if and when the Form 211 application is approved, the common stock of MVP Network will begin to trade on the OTC Bulletin Board.  MVP Network can offer no assurance that the application will be approved.  It is also anticipated that MVP Network’s common stock, if approved for trading on the OTC Bulletin Board, will only be followed by one or two market makers.  Limited trading of MVP Network common stock may therefore make it more difficult for you to sell your shares.

In addition, MVP Network’s share price (in any market that may develop) may be volatile due to fluctuations in its operating results, as well as factors beyond MVP Network’s control. It is possible that in some future periods the results of MVP Network’s operations will be below the expectations of the public market. If this occurs, any market price of MVP Network common stock then existing could decline. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect any market price of MVP Network common stock for reasons unrelated to its operating performance. Any market price of MVP Network common stock may be highly volatile and may be affected by factors such as:

•	quarterly and annual operating results, including failure to meet the performance estimates of securities analysts;
•	changes in financial estimates of revenues and operating results or buy/sell recommendations by securities analysts;
•	the timing of announcements by MVP Network or its competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof;
•	changes in general conditions in the economy, the financial markets or the health care industry;
•      government regulation in the health care industry;
•      changes in other areas such as tax laws;
•	sales of substantial amounts of MVP Network common stock or the perception that such sales could occur;
•	changes in investor perception of MVP Network’s industry, businesses or prospects;
•      the loss of key employees, officers or directors; or
•      other developments affecting MVP Network or its competitors.

With the advent of the internet, new avenues have been created for the dissemination of information. MVP Network does not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in MVP Network’s best interest or in the interest of its stockholders. This, in addition to other forms of investment information, including newsletters and research publications, could result in a significant decline in any market price of MVP Network common stock.

In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for companies in MVP Network’s industry have been affected by these market fluctuations and such effects have, at times, been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in any market price of MVP Network common stock.

Anti-takeover provisions in MVP Network’s organizational documents and Nevada law may limit the ability of its stockholders to control its policies and effect a change of control of MVP Network and may prevent attempts by MVP Network’s stockholders to replace or remove its current management, which may not be in your best interests.

There are provisions in MVP Network’s articles of incorporation and bylaws that may discourage a third party from making a proposal to acquire it, even if some of MVP Network’s stockholders might consider the proposal to be in their best interests, and may prevent attempts by MVP Network’s stockholders to replace or remove its current management. These provisions include the following:

•
MVP Network’s articles of incorporation authorizes its board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;

Additionally, the Nevada Revised Statutes imposes certain restrictions upon persons acquiring or seeking to acquire a controlling interest in the shares of common stock of MVP Network.  Finally, the board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Because MVP Network does not intend to pay dividends on its common stock, you will benefit from an investment in MVP Network common stock only if it appreciates in value.

MVP Network currently intends to retain future earnings, if any, to finance the expansion of its business and does not expect to pay any dividends on MVP Network common stock in the foreseeable future.  As a result, the success of your investment in MVP Network common stock will depend entirely upon any future appreciation. There is no guarantee that MVP Network common stock will appreciate in value or even maintain the value at which you purchased your shares.

If MVP Network chooses to acquire or invest in new and complementary businesses, products or technologies rather than developing them internally, such acquisitions or investments could disrupt its business and, depending on how MVP Network finances these acquisitions or investments, could result in the use of significant amounts of cash.

MVP Network’s success will depend in part on its ability to continually enhance and broaden its product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time MVP Network may seek to acquire or invest in businesses, products or technologies instead of developing them internally. Acquisitions and investments involve numerous risks, including:

•      the inability to complete the acquisition or investment;
•	disruption of MVP Network’s ongoing businesses and diversion of management attention;
•      difficulties in integrating the acquired entities, products or technologies;
•      difficulties in operating the acquired business profitably;
•	difficulties in transitioning key customer, distributor and supplier relationships;
•	risks associated with entering markets in which MVP Network has no or limited prior experience; and
•      unanticipated costs.

In addition, any future acquisitions or investments may result in:

•	issuances of dilutive equity securities, which may be sold at a discount to market price;
•      use of significant amounts of cash;
•      the incurrence of debt;
•      the assumption of significant liabilities;
•      unfavorable financing terms;
•      large one-time expenses; and
•	the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

MVP Network’s business could be negatively affected by the loss of key personnel or its inability to hire qualified personnel

MVP Network’s success depends in significant part on the continued service of certain key technical and managerial personnel. MVP Network’s success will also require it to continue to identify, attract, hire and retain additional highly qualified personnel in those areas. Competition for qualified personnel in MVP Network’s industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of its industry. MVP Network may be unable to retain its key personnel or attract or retain other necessary highly qualified personnel in the future, which would harm the development of its business.

MVP Network needs additional capital to continue to operate its business

MVP Network has experienced losses in recent years and negative cash flow.  MVP Network anticipates that it will need to continue to generate additional capital to continue its business.  MVP Network cannot be certain that equity financing will be available to it on favorable terms, if at all.  If MVP network cannot raise additional capital on a timely basis, and on favorable terms, it may not be able to continue in business.

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

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2007, the Company was not a party to any material pending legal proceedings.  To the best of the Company’s knowledge, as of December 31, 2007 no governmental authority or other party had threatened or was contemplating the filing of any material legal proceeding against the Company.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

During the year ended December 31, 2007, there was no market for our common stock.  There has been no market for our common stock at any time during the past two years.  The high and low bid prices for our shares are listed below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PRICE RANGE

YEAR ENDED December 31, 2007:	LOW	HIGH

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

YEAR ENDED December 31, 2006:

1st Quarter	$0.00	$0.00
2nd Quarter	0.00	0.00
3rd Quarter	0.00	0.00
4th Quarter	0.00	0.00

Stockholders

As of March 27, 2008, there were approximately 4,040 stockholders of record of our common stock.  This does not include an indeterminate number of shareholders who may hold their shares in "street name".

Dividends

We did not declare any cash dividends during the two fiscal years ended December 31, 2007, and we do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common shareholders.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

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

Recent Sales of “Unregistered” Securities

Between January 1, 2005 and December 31, 2007, the Company did not sell or issue any securities that were not registered under the Securities Act of 1933, except for the following:  (1) Between March 2006 and December 2006, the Company issued 1,965,914 pre-split shares (approximately 8,211,623 post-split shares) of its common stock to approximately 70 persons at an offering price of approximately $0.45 per pre-split share (approximately $0.107 per post-split share) in a private placement offering, and  (2) Between January 1, 2007 and December 31, 2007, the Company issued approximately 2,145,220 post-split shares of its common stock to approximately 17 persons for which the Compnay received $226,900, and three persons provided services to MVP Online Games for which a total of 14,000 shares were issued.  The offerings were made without an underwriter.  No offering commissions were paid.  Two persons provided services for the shares.  The other purchasers paid cash.  The shares were issued in reliance on the exemptions contained in Section 4(2) of the Securities Act of 1933 and on Rule 506 of Regulation D.  Each investor received a private placement memorandum or other similar offering materials.  Each investor purchased the shares with investment intent, and the stock certificates issued contain a restrictive legend.

Additional Information Concerning Stock

There are no outstanding options or warrants to purchase, or securities convertible into, the common stock of MVP Network, other than the following:  As of March 10, 2008 there were warrants outstanding to purchase approximately 330,000 shares of MVP Network common stock exercisable at $1.00 per share until December 31, 2010.

MVP Network presently has approximately 85,046,026 shares of its common stock outstanding that are restricted for purposes of Rule 144.  Effective February 15, 2008, Rule 144 was amended. One of the amendments to Rule 144 provides that Rule 144 will be unavailable for the resale of securities initially issued by either a reporting or non-reporting shell company (other than a business combination related shell company) or an issuer that has been at any time previously a reporting or non-reporting shell company, unless the issuer is a former shell company that meets certain conditions.  These conditions include:  (a) the issuer has ceased to be a shell company; (b) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (c) the issuer has filed all reports and material required to be filed  under Section 13 or 15(d) of the Exchange Act during the preceding twelve months, other than Form 8-K reports; and (d) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the Commission reflecting its status as an entity that is not a shell company.  MVP Network has issued approximately 9,865,443 shares of its common stock during the time that it has been a shell company, and these shares are not available for resale under Rule 144 as the rule is being amended until such time as the four conditions described above in this paragraph have been satisfied.  Additionally, Paul A. Schneider currently owns 37,788,096 shares and Timothy R. Smith owns 31,327,500 shares, which were acquired from persons who may be considered to be affiliates of the Company at the time of their acquisition.  To the extent these shares were acquired from affiliates of the Company, they may be treated as having been acquired by the Company, and Rule 144 would not be available for their resale until such time as the four conditions described above in this paragraph have been satisfied.

Approximately 379,564,544 shares of MVP Network common stock have been registered pursuant to Form S-4 registration statement of which this information statement/prospectus forms a part, to be issued upon consummation of the proposed Merger.  The sale of shares of common stock of MVP Network pursuant to Rule 144 and/or the sale of shares of MVP Network common stock registered on the Form S-4 registration statement may have an adverse material effect on any market price for shares of MVP Network common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues and Other Income.  We did not realize any revenues for the years ended December 31, 2007 or 2006. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $171,577 in general and administrative expenses in the year ended December 31, 2007, an increase of $75,450 over the $96,127 in general and administrative expense incurred in the year ended December 31, 2006.  The Company incurred no other expenses during the year ended December 31, 2007 or the year ended December 31, 2006.  The increase in general and administrative expense is largely due to increased legal and accounting expenses incurred in connection with the Company’s pending Form S-4 registration statement relating to the proposed Merger with MVP Online Games.  It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements.  If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase significantly at that time.

Net Income/Loss.  Net loss for the year ended December 31, 2007 was $171,577 as compared to net loss of $96,127 for the year ended December 31, 2006. This translates to net loss per share of $0.002 in 2007 compared to net loss per share of $0.001 for the year ended December 31, 2006.

Liquidity and Capital Resources at December 31, 2007

As of December 31, 2007 we had no cash or other current assets.  As of December 31, 2007, we had advances to an affiliate (MVP Online Games) of $1,359,942, and accounts payable of $19,338.  As of December 31, 2007, we had no cash to use to sustain operations for any length of time.  We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire.  If we successfully consummate the acquisition of MVP Network Online Games, Inc. in the near future, it is contemplated that the combined companies will need to raise approximately $1,200,000 to sustain operations for the next twelve months.  We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed.  However, there is no guarantee that he will loan additional funds to the Company.

Plan of Operations

In March 2005, MVP Network began discussions with MVP Network, LLC, a Missouri limited liability company, concerning the possibility of acquiring MVP Network, LLC as a wholly-owned subsidiary.  At that time, MVP Network changed its name from Oasis Oil Corporation to MVP Network, Inc. in anticipation of concluding an acquisition agreement.  MVP Network, LLC was acquired by MVP Online Games in September 2006 for 1,000,000 shares of MVP Online Games common stock issued to Paul A. Schneider (990,000 shares) and Online Exchange, Inc. (10,000 shares), the only members of MVP Network, LLC.  Additionally, also in September 2006, Online Exchange, Inc., a Missouri corporation, was acquired by MVP Online Games for 1,000,000 shares of MVP Online Games common stock issued to Paul A. Schneider, the only shareholder of Online Exchange, Inc.  As a result of these related party acquisitions, MVP Network, LLC and Online Exchange, Inc. are now wholly-owned subsidiaries of MVP Online Games.

MVP Network, LLC was founded in 2000.  It developed and released a two (2) dimensional online golf game known as GoldenFairway.com.  GoldenFairway.com currently has approximately 351,000 registered golfers that have downloaded and played the game. MVP Network, LLC developed games and created the infrastructure and hired support staff to support large multi-player online golf tournaments.  It has developed and sold monthly software licenses, subscriptions, held fundraiser golf tournaments, and in-game advertising.  Paul A. Schneider and Timothy R. Smith are both officers of MVP Network, LLC.

MVP Network entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) on November 22, 2006 to acquire MVP Online Games, Inc.  The proposed acquisition will be facilitated by merging our newly created, wholly-owned subsidiary MVP Merger Corp., with and into MVP Online Games with MVP Online Games being the surviving entity (the “Merger”).  As a result of the Merger, MVP Online Games will become MVP Network’s wholly-owned subsidiary, and MVP Online Games will continue to own MVP Network, LLC and Online Exchange, Inc.  MVP Online Games is a company with approximately 670 shareholders.  Paul A. Schneider is a principal stockholder of MVP Online Games, and owns approximately 86% of the outstanding MVP Online Games shares.  Paul A. Schneider and Timothy R. Smith are executive officers and directors of MVP Online Games.  Any acquisition of MVP Online Games by MVP Network, Inc. would be a related party transaction.

Under the terms of the Merger Agreement, MVP Network effected on March 30, 2007, a forward stock split of its issued and outstanding common stock on a 4.177 shares for 1 share basis.  The forward stock split increased MVP Network’s outstanding shares of common stock from approximately 25,424,638 pre-split shares to approximately 106,198,711 post-split shares.  Unless specified otherwise, shares of MVP Network’s common stock referred to herein shall be referred to as post-split shares.  As consideration for the Merger, current holders of the 92,891,136 shares of outstanding common stock of MVP Online Games will receive 4 post-split shares of MVP Network common stock for each share of MVP Online Games common stock presently issued and outstanding.  This will result in an aggregate of approximately 371,564,544 post-split shares of MVP Network’s common stock being issued to the current holders of MVP Online Games common stock.  Since Paul A. Schneider, CEO of both MVP Network, Inc. and MVP Online Games, has agreed to cancel approximately 39,576,168 post-split shares of our common stock that he will receive in exchange for some of his MVP Online Games shares at the time of the closing (conditional upon the Merger being successfully consummated), the remaining 331,988,376 post-split shares to be issued to MVP Online Games shareholders in the Merger will then represent approximately 76% of MVP Network total 439,133,690 post-split shares to be outstanding immediately following the Merger. Current MVP Network stockholders will retain approximately 24% of the post-split shares to be outstanding immediately following the Merger.

The successful closing of the Merger is subject to various terms and conditions described in the Merger Agreement, including the successful registration of shares of MVP Network’s common stock to be issued in the Merger.

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

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2007 and 2006 have all been examined to the extent indicated in their report by Madsen & Associates, CPA’s Inc., independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below:

MVP NETWORK, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2007

C O N T E N T S

MADSEN & ASSOCIATES, CPA’s Inc.
Certified Public Accountants and Business Consultants	684 East Vine St, Suite 3
Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors
MVP Network, Inc.
St Louis, Missouri

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MVP Network, Inc.  (development stage company)   at  December 31, 2007 and the statements of operations,  stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006 and the period January 1, 2001 (date of inception of development stage)  to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MVP Network, Inc. at December 31, 2007   and the statements of operations, and cash flows for the years ended December 31, 2007 and 2006 and the period January 1, 2001 (date of inception of development stage) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
March 27, 2007                                            /s/ Madsen & Associates, CPA’s Inc.

MVP NETWORK, INC.
(Developmental Stage Company)
BALANCE SHEET
December 31, 2007

ASSETS

Current Assets

Cash	$-

Total Current Assets	$-

Advances to affilite	1,359,942

$1,359,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$19,338

Total Current Liabilities	$19,338

Stockholders’ Deficiency

Preferred Stock:
20,000,000 shares authorized at $.001 par value-
none outstanding	-
Common Stock:
5 billion shares authorized at $.001 par value-
108,266,314 shares issued and outstanding	108,266
Capital in excess of par value	2,835,071
Accumulated earnings (deficit)-note 1	(1,602,733)

Total Shareholders’ Equity	1,340,604

$1,359,942
The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended December 31, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2007

	December 31, 2007	December 31, 2006	January 1, 2001 to
			December 31, 2007

Revenues	$-	$-	$-
Expenses

Administrative	171,577	96,127	318,757

Net Loss From Operations	(171,577)	(96,127)	(318,757)

Other Income and Expenses

Settlement of debt	-	-	226,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

Net Income (Loss)	$(171,577)	$(96,127)	$(114,219)

Net Loss Per Common Share

Basic and diluted	$-	$-

Average Outstanding Shares

Basic (stated in 1,000’s)	107,843	106,948

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period January 1, 2001 (date of inception of development stage) to December 31, 2007

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all shares of IGI-failed merger	69,115,595	69,115	(69,115)	-
Net loss for the year ended December 31,2001	-	-	-	(49,840)
Net profit for the year ended December 31,2002	-	-	-	(6,325)
Net profit for the year ended December 31,2003	-	-	-	19,924
Net profit for the year ended December 31,2004	-	-	-	152,645
Net loss for the year ended December 31,2005	-	-	-	37,081
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended December 31, 2006	-	-	-	(96,127)
Balance December 31, 2006	106,948,188	106,948	2,105,634	(1,431,156)

Common shares returned for cash	(841,094)	(841)	(103,159)	-
Issuance of common shares for cash	2,145,220	2,145	825,610	-
Issuance of common shares for affiliate advance	14,000	14	6,986	-
Net loss for the year ended December 31, 2007	-	-	-	(171,577)

Balance December 31, 2007	108,266,314	$108,266	$2,835,071	$(1,602,733)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007 and 2006 and the Period
January 1, 2001 (date of inception of development stage) to December 31, 2007

	December 31, 2007	December 31, 2006	January 1, 2001 to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(171,577)	$(96,127)	$(114,219)

Adjustments to reconcile net profit to net
cash provided by operating activities

Settlement of debt	-	-	(226,937)
Changes in accounts receivable	-	-	429,648
Changes in accounts payable	18,373	964	(356,181)

Net Cash from (used) in Operations	(153,204)	(95,163)	(267,689)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to affiliate	(570,551)	(795,311)	(1,359,942)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of capital stock	723,755	890,474	1,621,228

Net Increase (decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

1.	Organization

MVP Network, Inc., formerly Oasis Oil Corporation was incorporated under the laws of the State of Nevada in 1955 with authorized common stock of 50,000,000 shares at $.05 par value and authorized preferred stock of 150,000 shares at $1.00 par value.  Prior to the year 2000, 63,694 pre-split preferred shares were outstanding which were redeemed during 2000 including accrued stock dividends.

On March 30, 2007 the Company increased the authorized common stock to 5 billion shares at a par value of $.001 and authorized preferred stock of 20,000,000 shares at a par value of $.001.  On March 30, 2007 the Company completed a forward stock split of 4.177 shares for each outstanding share.

This report has been prepared showing post split shares from inception.

On the date of this report there were no outstanding preferred shares and the terms for any future issues have not been determined.

        The Company through its wholly-owned subsidiary Oasis Transportation and Marketing Corporation, (OTMC) was engaged in the service of gathering, transportation and  marketing of domestic crude oil. During March 1999, the Company sold all its ownership in OTMC and discontinued operations.
The Company is in the development stage starting on January 1, 2001.

2.	Summary of Significant Accounting Policies

Accounting Methods

The Company recognized income and expenses based on the accrual method of accounting.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting, and the tax  basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2007 the Company had a net operating loss carryforward of $1,602,733.  The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

MVP NETWORK, INC.
(Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

2.	Summary of Significant Accounting Policies – continued

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

During the year ended December 31, 2007 the company issued 2,145,220 post split private placement common shares for $827,755 and had 841,094 post split shares returned for a refund of $104,000.

4.	Significant Related Party Transaction

Officer-directors have acquired 64% of the outstanding common stock of the Company.

The Company has made non-interest bearing demand advances to an affiliate of $1,359,942 which will be cleared in the consolidation on the completion of an acquisition outlined in Note 6.

MVP NETWORK, INC.
(Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

6.	Subsequent Events

Issuance of common stock

During early 2008 the Company issued 330,000 private placement shares of common stock for $165,000.

Planned Aquisition

During 2007 MVP Network Inc. (NW) entered into a proposed agreement for the acquisition of MVP Network Online Games, Inc. (OL), a Nevada Corporation, by the issuance of 331,988,176 shares of NW Common capital stock, representing approximately 76% of the outstanding stock of NW after the acquisition.  The transaction will be accounted for as a reverse acquisition in which OL will be considered to be the acquirer of NW for reporting purposes.

MVP Network Online Games, Inc. was organized for the business purpose of the development, selling, marketing and promotion of online virtual golf tournaments and other online services and products.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with MVP Network’s independent accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the independent accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The independent accountant has not advised MVP Network that:

•	internal controls necessary to develop reliable financial statements did not exist; or
•
information has come to the attention of the independent accountant which made the accountant unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

•
the scope of the audit should be expanded significantly, or information has come to the independent accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the independent accountant’s satisfaction.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Position

Paul A. Schneider	55	Chief Executive Officer, President, Chairman and Director
Timothy R. Smith	61	Vice President, Treasurer and Vice Chairman and Director
Debbra Schneider	51	Secretary and Director

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

PAUL A. SCHNEIDER is the Chief Executive Officer, President and Chairman of the Board of Directors of MVP Network. Mr. Schneider has held these positions since June 2005.  Mr. Schneider has held these same positions with MVP Online Games since its inception in August 2004.  Since January 2000, Mr. Schneider has been President of MVP Network, LLC.

TIMOTHY R. SMITH is the Vice-President, Treasurer and Vice-Chairman of the Board of Directors of MVP Network.  Mr. Smith has held these positions since June 2005.  Mr. Smith has held these same positions with MVP Online Games since its inception in August 2004.  Mr. Smith has been a Vice President of MVP Network, LLC since January 2000.  His duties with MVP Network, LLC include oversight of development teams for software, hardware, and mission-critical services provided by MVP Network, LLC.

DEBBRA SCHNEIDER is the Secretary and a Director of MVP Network.  Ms. Schneider has held these positions since June 2005.  Ms. Schneider has held these same positions with MVP Online Games since its inception in August 2004.  Ms. Schneider is the President of Life Stories Network.com, a position she has held from June, 2003 until the present.  Ms. Schneider is also a real estate agent for Laura McCarthy Real Estate in Clayton, MO, a position she has held during the past five years.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, we believe that each person who at any time during the fiscal year ended December 31, 2007 was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

1.           On May 24, 2007, Paul A. Schneider filed a Form 4 report that was due to be filed within two business days of November 28, 2006 when he sold 7,500,000 pre-split shares (approximately 31,327,500 post-split shares) of the Company’s common stock to Timothy R. Smith.

2.           On May 24, 2007, Timothy R. Smith filed a Form 4 report that was due to be filed within two business days of November 28, 2006 when he purchased 7,500,000 pre-split shares (approximately 31,327,500 post-split shares) of the Company’s common stock from Paul A. Schneider.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2007, 2006 and 2005 by the Chief Executive Officer and by any other executive officer whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

Summary Compensation Table
		Annual Compensation			Long Term and Other Compensation

					Number of Securities
Name and	Fiscal			Other Annual	Underlying	All Other Compensation
Principal Positions	Year	Salary	Bonus	Compensation	Options		Total

Paul A. Schneider, CE0	2007	$-0-	$-0-	-0-	-0-	-0-	$-0-
Paul A. Schneider, CE0	2006	$-0-	$-0-	-0-	-0-	-0-	$-0-
Paul A. Schneider, CE0(1)	2005	$-0-	$-0-	-0-	-0-	-0-	$-0-
Charles Goodwin, CE0(1)	2005	$-0-	$-0-	-0-	-0-	-0-	$-0-
_________________________________
(1) Effective June 30, 2005 Charles Goodwin resigned as CEO and Paul A. Schneider became CEO.

None of the directors or executive officers received a bonus or deferred compensation other than as noted above.

Director Compensation and Equity Awards

All directors receive no cash compensation for their services as directors, other than reimbursement for certain expenses in connection with attendance at board meetings.  No equity awards have been issued by MVP Network.  As such, no tables have been included for director compensation or outstanding equity awards.

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

Other Compensation

None.

Future Compensation

MVP Network has no present plans for changing the compensation of its executive officers and/or directors following the consummation of the proposed Merger.  It is anticipated that MVP Network’s executive officers and directors, who are also executive officers and directors of MVP Online Games, will continue to draw their compensation from MVP Online Games.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2007.  Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Paul A. Schneider	37,788,096	34.90%
110 North Jefferson Avenue
St. Louis, MO 63122

Timothy R. Smith	31,327,500	28.93%
110 North Jefferson Avenue
St. Louis, MO 63122

Security Ownership of Management

The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 2007.  Each of these persons has sole investment and sole voting power over the shares indicated.

	Number of Shares	Percent
Name and Address	Beneficially Owned	of Class

Paul A. Schneider(1)	37,788,096	34.90%
Timothy R. Smith	31,327,500	28.93%
Debbra Schneider(1)	0	63.84%

All directors and executive
officers as a group (3 persons)	69,115,596	63.84%

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

Changes in Control

As of December 31, 2007 there were no arrangements or pledges of the Company’s securities, known to management, which could result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the three years ended December 31, 2007, there have been no material transactions or series of similar transactions to which MVP Network or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of MVP Network’s total assets at year end for the last three completed fiscal years  and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed, other than the following:

1.           On June 30, 2005, Paul A. Schneider acquired control of MVP Network by acquiring 16,546,707 shares of the Company’s previously issued and outstanding voting securities of common stock, or approximately 70% thereof.  The amount of consideration used by Mr. Schneider in this acquisition of shares was $50,000, the source of which Mr. Schneider’s private and personal assets and resources.  Said control was acquired from twenty-seven persons who were the previous holders of the aforesaid shares that Mr. Schneider acquired.  As a result of the aforesaid change of control, Mr. Schneider was elected as a director and as President, Secretary and Treasurer of the company and Mr. Charles Goodwin resigned as a director and as President, Secretary and Treasurer of the company.

2.           During 2005, loans totaling $50,000 made to MVP Network from the following former shareholders of MVP Network: Bruce Withers, Jr., Maurice G. Duncan, the estate of Carl Pfeiffer, Dale Hill and James Hagan ($10,000 each) were purchased by, and assigned to, Paul A. Schneider.  These loans were forgiven in connection with Mr. Schneider’s acquisition of a controlling interest in MVP Network.

3.           During 2005 and 2006, Mr. Schneider made capital contributions totaling $108,082 to MVP Network in order to pay general and administrative expenses incurred by MVP Network in 2005 and 2006.

4.           The Company has made non-interest bearing demand advances to MVP Online Games of $1,359,942. It is anticipated that the advances may be forgiven or treated as a contribution to capital of MVP Online Games once the proposed Merger between the Company and MVP Online Games has been successfully consummated.

5.           MVP Network may seek to borrow funds from Mr. Schneider in the future as additional funds are needed by the company.

6.           As described in a Current Report filed by MVP Network on November 22, 2006, MVP Network entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire MVP Network Online Games, Inc. (“MVP Online Games”), a Nevada corporation doing business in Missouri.  Paul A. Schneider is a principal stockholder of MVP Online Games, and owns approximately 86% of all outstanding shares of MVP Online Games common stock.  Paul A. Schneider and Timothy R. Smith are executive officers and directors of MVP Online Games.  The acquisition is subject to various terms and conditions described in the Merger Agreement.

7.           On June 25, 2007, MVP Network entered into two License of Rights in Software Program agreements (the “License Agreements”) with MVP Online Games.  Under one of the License Agreements, MVP Online Games has licensed to MVP Network the rights to reproduce, publicly display, market, sell, distribute, and otherwise exploit, throughout the world, the Golden Fairway Golf online video game which has been marketed in the past by MVP Online Games.  MVP Network will now be responsible to market the Golden Fairway Golf video game. Under the other License Agreements, MVP Online Games has licensed to MVP Network the rights to reproduce, publicly display, market, sell, distribute, and otherwise exploit, throughout the world, the Red Line Thunder online video game which has been marketed in the past by MVP Online Games.  MVP Network will now be responsible to market the Red Line Thunder video game.  The term of each License Agreement expires December 31, 2008.  Each License Agreement provides that MVP Network shall pay to MVP Online Games a royalty equal to fifty percent (50.0%) of all Gross Revenues less Marketing Distribution Costs, as those terms are defined in the License Agreements.  MVP Network and MVP Online Games have mutually agreed to suspend the terms of the License Agreements pending the proposed Merger between the two companies.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.
Exhibit
No.	Exhibit Name

2.1*	Agreement and Plan of Reorganization by and among MVP
Network, Inc., MVP Merger Corp. and MVP Network Online
Games, Inc. dated November 22, 2006

3.1*	Articles of Incorporation

3.2*	By-Laws

3.3*	Certificate of Amendment of Articles of Incorporation
dated November 1, 1996 (Changing Name to Oasis Oil
Corporation)

3.4*	Certificate of Amendment of Articles of Incorporation
dated November 1, 1996 (Changing Authorized Shares)

3.5*	Certificate of Amendment to Articles of Incorporation
filed August 3, 2005 (Changing Name to MVP Network,
Inc.

3.6*	Certificate of Amendment to Articles of Incorporation
dated effective March 30, 2007 (Increasing number of
authorized shares, decreasing par value and effecting
a 4.177 to 1 forward stock split)

4.1*	Certificate of Determination of Preferences of
Preferred Shares dated February 21, 1997

4.2*	Series A Preferred Stock Rights, Privileges,
Limitations and Restrictions

4.3*	Series A Preferred Stock Rights, Privileges,
Limitations and Restrictions Amendment

10.1*	License of Rights in Software Program (Golden Fairway
Golf) dated June 25, 2007

10.2*	License of Rights in Software Program (Red Line
Thunder) dated June 25, 2007

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*Previously Filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$4,720	$3,340
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	7,340	2,100
Total Fees	$12,060	$5,440

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

MVP NETWORK, INC.

Dated: April 9, 2008	By:	/s/ Paul A. Schneider
Paul A. Schneider
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Schneider	Director and Chief	April 9, 2008
Paul A. Schneider	Executive Officer

/s/ Timothy R. Smith	Director and Chief	April 9, 2008
Timothy R. Smith	Financial Officer

/s/ Debbra Schneider	Director	April 9, 2008
Debbra Schneider

Exhibit
No.	Exhibit Name	Exhibit Location

2.1	Agreement and Plan of Reorganization by and among MVP	(1)
	Network, Inc., MVP Merger Corp. and MVP Network Online
	Games, Inc. dated November 22, 2006

3.1	Articles of Incorporation	(2)

3.2	By-Laws	(2)

3.3	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Name to Oasis Oil
	Corporation)

3.4	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Authorized Shares)

3.5	Certificate of Amendment to Articles of Incorporation	(4)
	filed August 3, 2005 (Changing Name to MVP Network,
	Inc.

3.6	Certificate of Amendment to Articles of Incorporation	(5)
	dated effective March 30, 2007 (Increasing number of
	authorized shares, decreasing par value and effecting
	a 4.177 to 1 forward stock split)

4.1	Certificate of Determination of Preferences of	(3)
	Preferred Shares dated February 21, 1997

4.2	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions

4.3	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions Amendment

10.1	License of Rights in Software Program (Golden Fairway	(6)
	Golf) dated June 25, 2007

10.2	License of Rights in Software Program (Red Line	(6)
	Thunder) dated June 25, 2007

31.1	Section 302 Certification of Chief Executive Officer	Filed herein

31.2	Section 302 Certification of Chief Financial Officer	Filed herein

32.1	Section 906 Certification of Chief Executive Officer	Filed herein

32.2	Section 906 Certification of Chief Financial Officer	Filed herein

________________________________________
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2006.

(2)           Incorporated by reference.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed on May 2, 2006.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed on April 9, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed June 26, 2007.