Form 10-Q
period 2008-03-31
MVP Network, Inc.
filed 2008-05-15
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Registrant's telephone number: (314) 241-0070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                               Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)                             Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  As of April 28, 2008, the MVP Network, Inc. has the following number of shares of its common stock issued and outstanding:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.001 par value	106,864,814
Series B Preferred Stock, $0.001 par value	-0-

Forward Looking Statements

This quarterly report for the period ended March 31, 2008 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I – FINANCIAL INFORMATION
    Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of MVP Network, Inc. at March 31, 2008, the unaudited statements of operations for the three  months ended March 31, 2008 and 2007, the unaudited statements of cash flows for the three months ended March 31, 2008 and 2007, the unaudited statement of changes in stockholders’ equity for the period January 1, 2001 to March 31, 2008 and the notes to the unaudited financial statements have been prepared by the Company’s management and they include all information necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a  fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

MVP NETWORK, INC.
(Developmental Stage Company)
BALANCE SHEET
March 31, 2008

ASSETS

Current Assets

Cash	$-

Total Current Assets	$-

Other Assets

Advances to Affiliate	1,484,828

Total Assets	$1,484,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$19,930

Total Current Liabilities	$19,930

Stockholders’ Equity

Preferred Stock
Authorized 20,000,000 shares, par value $.001,
issued and outstanding 0 shares.
Common Stock:
Authorized 5,000,000,000 shares, par value $.001,
Issued and outstanding 106,646,314 shares	106,646
Capital in excess of par value	3,007,091
Accumulated earnings (deficit)-note 1	(1,648,839)

Total Shareholders’ Equity	1,464,898

Total Liabilities and Stockholders’ Equity	$1,484,828

The accompanying notes are an integral part of these financial statments.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF OPERATIONS
For the three Months Ended March 31, 2008 and 2007 and the Period
January 1, 2001 to March 31, 2008

	March 31	March 31	January 1, 2001
	2008	2007	March 31, 2008

Revenues	$-	$-	$-
Expenses

Administrative	46,106	29,315	364,863

Net Loss From Operations	(46,106)	(29,315)	(364,863)

Other Income and Expenses

Settlement of debt	-	-	226,937
Interest income	-	-	6,264
Interest expense	-	-	(28,663)

Net Income (Loss)	$(46,106)	$(29,315)	$(160,325)

Net Loss Per Common Share

Basic and diluted	$-	$-

Average Outstanding Shares

Basic (stated in 1,000’s)	107,456	106,948

The accompanying notes are an integral part of these financial statments.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period January 1, 2001 to March 31, 2008
(date of inception of development stage)

	Common	Stock	Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all shares of IGI-failed merger	69,115,595	69,115	(69,115)	-
Net loss for the year ended December 31,2001	-	-	-	(49,840)
Net loss for the year ended December 31,2002	-	-	-	(6,325)
Net profit for the year ended December 31,2003	-	-	-	19,924
Net profit for the year ended December 31,2004	-	-	-	152,645
Net profit for the year ended December 31,2005	-	-	-	37,081
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended December 31, 2006	-	-	-	(96,127)
Balance December 31, 2006	106,948,188	106,948	2,105,634	(1,431,156)
Common shares returned for cash	(841,094)	(841)	(103,159)	-
Issuance of common shares for cash	2,145,220	2,145	825,610	-
Issuance of common shares for affiliate advance	14,000	14	6,986	-
Net loss for the year ended December 31, 2007	-	-	-	(171,577)
Balance December 31, 2007	108,266,314	$108,266	$2,835,071	$(1,602,733)
Common Shares returned	(2,000,000)	(2,000)	2,000	-
Issuance of common shares for cash	380,000	380	170,020	-
Net loss for the three months ended March 31, 2008	-	-	-	(46,106)
Balance March 31, 2008	106,646,314	$106,646	$3,007,091	$(1,648,839)

The accompanying notes are an integral part of these financial statments.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 and the Period
January 1, 2001 To March 31, 2008
(date of inception of development stage)

	March 31, 2008	March 31, 2007	January 1, 2001- March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(46,106)	$(29,315)	$(160,325)

Adjustments to reconcile net profit to net cash provided by operating activities:

Settlement of debt	-	-	(226,937)
Changes in accounts receivable	-	-	429,648
Changes in accounts payable	592	1,073	(355,589)

Net Cash from (used) in Operations	(45,514)	(28,240)	(313,203)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to affiliate	(124,886)	(336,336)	(1,484,828)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of capital stock	170,400	364,576	1,791,628

Net Increase (Decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	-	-	-

The accompanying notes are an integral part of these financial statments.

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting, and the tax  basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not that such tax benefits will not be realized.

On March 31, 2008 the Company had a net operating loss carryforward of $1,648,839.  The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due their short term maturities.

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

2.	Summary of Significant Accounting Policies – continued

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimated that were assumed in preparing these financial statements.

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

During the three months ended March 31, 2008 the company issued 380,000 restricted common shares for $170,400 and had 2,000,000 common shares returned and cancelled.

4.	Significant Related Party Transaction

Officer-directors have acquired 64% of the outstanding common stock of the Company.

The Company has made non interest bearing demand advances to an affiliate of $1,484,828 as outlined in note 6 and will be cleared in consolidation upon completion of the merger.

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

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

6.	Subsequent Events

Planned Merger

During 2007 MVP Network Inc. (NW) entered into a proposed agreement of acquisition of MVP Network Online Games, Inc. (OL), a Nevada Corporation, by the issuance of 331,988,176 shares of its common capital stock, representing approximately 76% of the outstanding stock of NW after acquisition.  The transaction will be accounted for as a reverse acquisition in which OL will be considered to be the acquirer of NW for reporting purposes.  As part of the agreement the continuing operations of the business will be those of OL including its prior historical financial statements and the operations of NW starting on the acquisition date.

MVP Network Online Games, Inc. was organized for the business purpose of the development, selling, marketing and promotion of online virtual golf tournaments and other online services and products.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

The Company has discontinued its oil distribution activities and has sold these operations.  The Company is now seeking other merger or acquisition opportunities.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues.  We did not realize any revenues for the three month periods ended March 31, 2008 or 2007. We do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $46,106 in general and administrative expenses during the three month period ended March 31, 2008, an increase of $16,791 over the $29,315 of general and administrative expenses incurred during the three month period ended March 31, 2007.  The increase in general and administrative expense is largely due to increased legal and accounting expenses incurred in connection with a pending Form S-4 registration statement relating to the proposed acquisition of MVP Network Online Games, Inc.  The Company incurred no other expenses during the three month periods ended March 31, 2008 or 2007.  It is anticipated that general and administrative expenses will be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements.  If the Company is successful in consummating a merger or other acquisition with an operating company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss.  Net loss for the three month period ended March 31, 2008 was $46,106 as compared to a net loss of $29,315 for the three month period ended March 31, 2007.

Liquidity and Capital Resources at March 31, 2008

As of March 31, 2008 our only asset is an advance to an affiliate of $1,484,828.  As of March 31, 2008, we had no cash to use to sustain operations for any length of time.  We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire.  If we successfully consummate the acquisition of MVP Network Online Games, Inc. in the near future, it is anticipated that the combined companies will need to raise approximately $1,200,000 in additional cash to sustain operations for the next twelve months.  We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed.  However, there is no guarantee that he will loan additional funds to the Company.  The Company is attempting to raise additional funds through a private placement offering of the Company’s common stock and warrants, but no one is committed to purchase additional shares and warrants at the present time.

During the quarter ended March 31, 2008, the Company raised approximately $170,400 from the sale of 380,000 shares of the Company’s common stock.  Most of the shares were sold at $0.50 per share.  The Company also issued warrants to purchase up to 336,000 additional shares of the Company’s common stock at $1.00 per share, exercisable at any time on or before December 31, 2010.  Net proceeds from the sale of these shares have been loaned by the Company to MVP Network Online Games, Inc., a Nevada corporation that the Company intends to acquire.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2008.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 1A.   Risk Factors.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008 the Company issued 380,000 restricted common shares for $170,400.  Most of the shares were sold at $0.50 per share.  The Company also issued warrants to purchase up to 336,000 additional shares of the Company’s common stock at $1.00 per share, exercisable at any time on or before December 31, 2010. The shares were issued to 14 persons and the warrants were issued to 13 persons without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares have been appropriately restricted.  The Company’s president, Paul A. Schneider also returned to the company 2,000,000 shares of the Company’s common stock held by him for cancellation, for no consideration.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Date: May 14, 2008	By:	/s/ Paul A. Schneider
Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

Date: May 14, 2008	By:	/s/ Timothy R. Smith
Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description
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