Form 10KSB/A
period 2007-12-31
MVP Network, Inc.
filed 2008-07-29
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment #1

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

NOTE:  The annual report is being amended for the following purposes:

1.	To add disclosure under Item 8A Controls and Procedures concerning management’s annual report on internal control over financial reporting; and
2.
To provide corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation and as a result of the material weakness discussed below, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2007.

Since the evaluation date, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

MVP NETWORK, INC.

Dated: July 29, 2008	By:	/s/ Paul A. Schneider
Paul A. Schneider
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Schneider	Director and Chief	July 29, 2008
Paul A. Schneider	Executive Officer

/s/ Timothy R. Smith	Director and Chief	July 29, 2008
Timothy R. Smith	Financial Officer

/s/ Debbra Schneider	Director	July 29, 2008
Debbra Schneider

Exhibit
No.	Exhibit Name	Exhibit Location

2.1	Agreement and Plan of Reorganization by and among MVP	(1)
	Network, Inc., MVP Merger Corp. and MVP Network Online
	Games, Inc. dated November 22, 2006

3.1	Articles of Incorporation	(2)

3.2	By-Laws	(2)

3.3	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Name to Oasis Oil
	Corporation)

3.4	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Authorized Shares)

3.5	Certificate of Amendment to Articles of Incorporation	(4)
	filed August 3, 2005 (Changing Name to MVP Network,
	Inc.

3.6	Certificate of Amendment to Articles of Incorporation	(5)
	dated effective March 30, 2007 (Increasing number of
	authorized shares, decreasing par value and effecting
	a 4.177 to 1 forward stock split)

4.1	Certificate of Determination of Preferences of	(3)
	Preferred Shares dated February 21, 1997

4.2	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions

4.3	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions Amendment

10.1	License of Rights in Software Program (Golden Fairway	(6)
	Golf) dated June 25, 2007

10.2	License of Rights in Software Program (Red Line	(6)
	Thunder) dated June 25, 2007

31.1	Section 302 Certification of Chief Executive Officer	Filed herein

31.2	Section 302 Certification of Chief Financial Officer	Filed herein

32.1	Section 906 Certification of Chief Executive Officer	Filed herein

32.2	Section 906 Certification of Chief Financial Officer	Filed herein

________________________________________
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2006.

(2)           Incorporated by reference.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed on May 2, 2006.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed on April 9, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed June 26, 2007.