Form 10KSB/A
period 2007-12-31
MVP Network, Inc.
filed 2008-08-11
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment #2

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

NOTE:  The annual report is being amended for the following purposes:

1. To correct the report date on the independent registered public accounting firm;

2.     To correct disclosure under Item 8A Controls and Procedures concerning: (i) management’s evaluation of its disclosure controls and procedures; and (ii) management’s annual report on internal control over financial reporting; and

3.     To provide corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph relating to internal control over financial reporting.

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
Salt Lake City, Utah
March 27, 200 8

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, Paul A. Schneider and Timothy R. Smith, acting as our principal executive officer and principal financial officer, respectively, evaluated and re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2007.  Based on these evaluations, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure, for the following reason:

- we overlooked the inclusion of our management’s annual report on internal control over financial reporting in our initial annual report filed on Form 10-KSB for the year ended December 31, 2007, and as a result we determined that we had a material weakness in our ability to determine certain changes in the laws that affect our disclosure obligations.

We are developing a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely.  As of the date of this amended report, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

1.	Before each report is prepared, we will review the Commission’s website, www.sec.gov, in an effort to determine any recent changes in the laws affecting our disclosure obligations; and
2.
As each report is prepared, we will discuss with our independent consultants who assist us in the preparation of the reports and financial statements included within the reports whether they are aware of any recent changes in the laws affecting our disclosure obligations.

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework.  Based upon this evaluation, our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2007.

During the quarter ended December 31, 2007 there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

MVP NETWORK, INC.

Dated: August 11, 2008	By:	/s/ Paul A. Schneider
Paul A. Schneider
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul A. Schneider	Director and Chief	August 11, 2008
Paul A. Schneider	Executive Officer

/s/ Timothy R. Smith	Director and Chief	August 11, 2008
Timothy R. Smith	Financial Officer

/s/ Debbra Schneider	Director	August 11, 2008
Debbra Schneider

Exhibit
No.	Exhibit Name	Exhibit Location

2.1	Agreement and Plan of Reorganization by and among MVP	(1)
	Network, Inc., MVP Merger Corp. and MVP Network Online
	Games, Inc. dated November 22, 2006

3.1	Articles of Incorporation	(2)

3.2	By-Laws	(2)

3.3	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Name to Oasis Oil
	Corporation)

3.4	Certificate of Amendment of Articles of Incorporation	(3)
	dated November 1, 1996 (Changing Authorized Shares)

3.5	Certificate of Amendment to Articles of Incorporation	(4)
	filed August 3, 2005 (Changing Name to MVP Network,
	Inc.

3.6	Certificate of Amendment to Articles of Incorporation	(5)
	dated effective March 30, 2007 (Increasing number of
	authorized shares, decreasing par value and effecting
	a 4.177 to 1 forward stock split)

4.1	Certificate of Determination of Preferences of	(3)
	Preferred Shares dated February 21, 1997

4.2	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions

4.3	Series A Preferred Stock Rights, Privileges,	(3)
	Limitations and Restrictions Amendment

10.1	License of Rights in Software Program (Golden Fairway	(6)
	Golf) dated June 25, 2007

10.2	License of Rights in Software Program (Red Line	(6)
	Thunder) dated June 25, 2007

31.1	Section 302 Certification of Chief Executive Officer	Filed herein

31.2	Section 302 Certification of Chief Financial Officer	Filed herein

32.1	Section 906 Certification of Chief Executive Officer	Filed herein

32.2	Section 906 Certification of Chief Financial Officer	Filed herein

________________________________________
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 22, 2006.

(2)           Incorporated by reference.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1996 as filed on April 11, 1997.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed on May 2, 2006.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed on April 9, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed June 26, 2007.