Form 10-Q
period 2008-06-30
MVP Network, Inc.
filed 2008-08-13
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

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

Large accelerated filer ☐                                                                                              Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:  As of August 4, 2008, the MVP Network, Inc. has the following number of shares of its common stock issued and outstanding:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.001 par value	107,564,314

Series B Preferred Stock, $0.001 par value	-0-

Forward Looking Statements

This quarterly report for the period ended June 30, 2008 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of MVP Network, Inc. at June 30, 2008, the unaudited statements of operations for the three and six months ended June 30, 2008 and 2007, and the period from January 1, 2001 (date of inception of development stage) to June 30, 2008, the unaudited statement of changes in stockholders’ equity for the period January 1, 2001 (date of inception of development stage) to June 30, 2008, the unaudited statements of cash flows for the six months ended June 30, 2008 and 2007,  and the period from January 1, 2001 (date of inception of development stage) to June 30, 2008, and the notes to the unaudited financial statements have been prepared by the Company’s management and they include all information necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

MVP NETWORK, INC.
(Developmental Stage Company)
BALANCE SHEET
June 30, 2008

ASSETS
Current Assets

Cash	$-

Total Current Assets	$-

Other Assets

Advances to Affiliate	1,677,395

Total Assets	$1,677,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$-

Total Current Liabilities	$-

Stockholders’ Deficiency

Preferred Stock
Authorized 20,000,000 shares, par value $.001,
issued and outstanding 0 shares.
Common Stock:
Authorized 5,000,000,000 shares, par value $.001,
Issued and outstanding 107,268,314 shares	107,268
Capital in excess of par value	3,249,069
Accumulated earnings (deficit)-note 1	(1,678,942)

Total Shareholders’ Equity	1,677,395

Total Liabilities and Stockholders’ Equity	$1,677,395

The accompanying notes are an integral part of these financial statements.

MVP Network, Inc. (Developmental Stage Company) STATEMENT OF OPERATIONS For the Three and Six Months Ended June 30, 2008 and 2007 and the Period
January 1, 2001 (date of inception of development stage) to June 30, 2008

	Three Months		Six Months
					Jan. 1 to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Administrative	(30,103)	(23,891)	(76,209)	(53,204)	(394,966)

Net (Loss) From Operations	(30,103)	(23,891)	(76,209)	(53,204)	(394,966)

Other Income and Expenses
Settlement of debt	-	-	-	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

Net Income (Loss)	$(30,103)	(23,891)	$(76,209)	(53,204)	190,426)

Net Loss per Common Share
Basic and diluted	$-	$-	$-	-

Average Outstanding Shares
Basic (Stated in 1,000's)	106,957	107,048	107,741	107,048

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period January 1, 2001 to June 30, 2008
(date of inception of development stage)
	Common	Stock	Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all shares of IGI-failed merger	69,115,595	69,115	(69,115)	-
Net loss for the year ended December 31,2001	-	-	-	(49,840)
Net loss for the year ended December 31,2002	-	-	-	(6,325)
Net profit for the year ended December 31,2003	-	-	-	19,924
Net profit for the year ended December 31,2004	-	-	-	152,645
Net profit for the year ended December 31,2005	-	-	-	37,081
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended December 31, 2006	-	-	-	(96,127)
Balance December 31, 2006	106,948,188	106,948	2,105,634	(1,431,156)
Common shares returned for cash	(841,094)	(841)	(103,159)	-
Issuance of common shares for cash	2,145,220	2,145	825,610	-
Issuance of common shares for affiliate advance	14,000	14	6,986	-
Net loss for the year ended December 31, 2007	-	-	-	(171,577)
Balance December 31, 2007	108,266,314	$108,266	$2,835,071	$(1,602,733)
Common Shares returned	(2,000,000)	(2,000)	2,000	-
Issuance of common shares for cash	1,002,000	1,002	411,998	-
Net loss for the six months ended June 30, 2008	-	-	-	(76,209)
Balance June 30, 2008	107,268,314	$107,268	$3,249,069	$(1,678,942)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007 and the Period
January 1, 2001 To June 30, 2008
(date of inception of development stage)

	June 30, 2008	June 30, 2007	January 1, 2001- June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(76,209)	$(53,204)	$(190,428)

Adjustments to reconcile net profit to net cash provided by operating activities:

Settlement of debt	-	-	(226,937)
Change in prepaid expenses	-	(3,683)	-
Changes in accounts receivable	-	-	429,648
Changes in accounts payable	(19,338)	(965)	(375,519)

Net Cash from (used) in Operations	(95,547)	(57,852)	(363,236)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to affiliate	(317,453)	39,652	(1,677,395)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of capital stock	413,000	18,200	2,034,228

Net Increase (Decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	-	-	-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

On June 30, 2008 the Company had a net operating loss carryforward of $1,678,942.  The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

During the six months ended June 30, 2008 the company issued 1,002,000 restricted common shares for $413,000 and had 2,000,000 returned and cancelled.

4.	Significant Related Party Transaction

Officer-directors have acquired 64% of the outstanding common stock of the Company.

The Company has made non interest bearing demand advances to an affiliate of $1,677,395 as outlined in note 6 and will be cleared in consolidation upon completion of the merger.

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenues.  We did not realize any revenues for the three month periods ended June 30, 2008 or 2007. We do not have any established products or services from which we can expect revenues in the foreseeable future.  It is not anticipated that we will have any significant revenues until such time as we acquire or merge with an operating business or company.

Expenses. The Company incurred $30,103 in general and administrative expenses during the three month period ended June 30, 2008, an increase of $7,212 over the $23,891 of general and administrative expenses incurred during the three month period ended June 30, 2007.  The increase in general and administrative expense is largely due to increased legal and accounting expenses incurred in connection with a pending Form S-4 registration statement relating to the proposed acquisition of MVP Network Online Games, Inc.  The Company incurred no other expenses during the three month periods ended June 30, 2008 or 2007.  It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements.  If the Company is successful in consummating a merger or other acquisition with MVP Network Online Games, Inc. or any other company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss.  Net loss for the three month period ended June 30, 2008 was $30,103, or $0.0003 per share, as compared to a net loss of $23,891, or $0.0002 per share, for the three month period ended June 30, 2007.  The principal reason for the increased net loss was the increase in general and administrative expenses incurred in connection with the Form S-4 registration statement relating to the proposed merger with MVP Network Online Games, Inc.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

Revenues.  We did not realize any revenues for the six month periods ended June 30, 2008 or 2007. We do not have any established products or services from which we can expect revenues in the foreseeable future.  It is not anticipated that we will have any significant revenues until such time as we acquire or merge with an operating business or company.

Expenses. The Company incurred $76,209 in general and administrative expenses during the six month period ended June 30, 2008, an increase of $23,005 over the $53,204 of general and administrative expenses incurred during the six month period ended June 30, 2007.  The increase in general and administrative expense is largely due to increased legal and accounting expenses incurred in connection with a pending Form S-4 registration statement relating to the proposed acquisition of MVP Network Online Games, Inc.  The Company incurred no other expenses during the six month periods ended June 30, 2008 or 2007.  It is anticipated that general and administrative expenses will continue to be incurred by the Company in the future for legal and accounting expenses associated with preparation of the Company’s quarterly and annual reports and the related reviews and audits of the Company’s financial statements.  If the Company is successful in consummating a merger or other acquisition with MVP Network Online Games, Inc. or any other company in the future, it is likely that general and administrative expenses will increase at that time.

Net Loss.  Net loss for the six month period ended June 30, 2008 was $76,209, or $0.0007 per share, as compared to a net loss of $53,204, or $0.0005 per share, for the six month period ended June 30, 2007.  The principal reason for the increased net loss was the increase in general and administrative expenses incurred in connection with the Form S-4 registration statement relating to the proposed merger with MVP Network Online Games, Inc.

Liquidity and Capital Resources at June 30, 2008

As of June 30, 2008 our only asset is an advance to an affiliate of 1,677,395.  As of June 30, 2008, we had no cash to use to sustain operations for any length of time.  We need to raise approximately $100,000 in additional cash to sustain operations for the next twelve months, in the event that we continue to search for one or more operating businesses to acquire.  If we successfully consummate the acquisition of MVP Network Online Games, Inc. in the near future, it is anticipated that the combined companies will need to raise approximately $1,200,000 in additional cash to sustain operations for the next twelve months.  We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed.  However, there is no guarantee that he will loan additional funds to the Company.  The Company is attempting to raise additional funds through a private placement offering of the Company’s common stock and warrants, but no one is committed to purchase additional shares and warrants at the present time.

During the quarter ended June 30, 2008, the Company raised approximately $242,600 from the sale of 622,000 shares of the Company’s common stock.  The Company also issued warrants to purchase up to 446,000 additional shares of the Company’s common stock at $1.00 per share, exercisable at any time on or before December 31, 2010.  Net proceeds from the sale of these shares have been loaned by the Company to MVP Network Online Games, Inc., a Nevada corporation that the Company intends to acquire.

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

Under the terms of the Merger Agreement, MVP Network effected on March 30, 2007, a forward stock split of its issued and outstanding common stock on a 4.177 shares for 1 share basis.  The forward stock split increased MVP Network’s outstanding shares of common stock from approximately 25,424,638 pre-split shares to approximately 106,198,711 post-split shares.  Unless specified otherwise, shares of MVP Network’s common stock referred to herein shall be referred to as post-split shares.  As consideration for the Merger, current holders of the 94,875,136 shares of outstanding common stock of MVP Online Games will receive 4 post-split shares of MVP Network common stock for each share of MVP Online Games common stock presently issued and outstanding.  This will result in an aggregate of approximately 379,500,544 post-split shares of MVP Network’s common stock being issued to the current holders of MVP Online Games common stock.  Since Paul A. Schneider, CEO of both MVP Network, Inc. and MVP Online Games, has agreed to cancel approximately 39,576,168 post-split shares of our common stock that he will receive in exchange for some of his MVP Online Games shares at the time of the closing (conditional upon the Merger being successfully consummated), the remaining 339,924,376 post-split shares to be issued to MVP Online Games shareholders in the Merger will then represent approximately 76% of MVP Network’s total of approximately 447,488,690 post-split shares to be outstanding immediately following the Merger. Current MVP Network stockholders will retain approximately 24% of the post-split shares to be outstanding immediately following the Merger.

The successful closing of the Merger is subject to various terms and conditions described in the Merger Agreement, including the successful registration of shares of MVP Network’s common stock to be issued in the Merger.

Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We are in the process of seeking a merger or acquisition of an operating company which we believe will be profitable and allow us to continue as a going concern. Any such acquisition is expected to require additional capital funding.  There is no assurance that such funds will be available to us or that if they are available that they will be available under terms which we will accept.  We are attempting to raise additional funds through a private placement of our common stock on a best efforts basis, but no one is committed to purchase additional shares and warrants at the present time.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2008.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 1A.   Risk Factors.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008 the Company issued 622,000 restricted common shares for $242,600.  Services valued at $1,000 were provided for 2,000 of the shares issued.  The remaining shares were sold for cash.  One purchaser repurchased 176,000 shares from the Company at the same price of $0.10 per share for which he previously sold the shares to the Company at $0.10 per share.  The remaining 446,000 shares were sold at $0.50 per share.  The Company also issued warrants to purchase up to 446,000 additional shares of the Company’s common stock at $1.00 per share, exercisable at any time on or before December 31, 2010. The shares were issued to 21 persons and the warrants were issued to 20 persons without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares have been appropriately restricted.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2004.

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

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Dated: August 13, 2008	By:	/s/ Paul A. Schneider
Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

Dated: August 13, 2008	By:	/s/ Timothy R. Smith
Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002