Form 10-Q
period 2008-09-30
MVP Network, Inc.
filed 2008-11-12
CIK 103501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Registrant's telephone number, including area code: (314) 241-0070

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:  As of November 10, 2008, the MVP Network, Inc. has the following number of shares of its common stock issued and outstanding:

CLASS OF EQUITY	OUTSTANDING
Common Stock, $0.001 par value	442,868,192
Series B Preferred Stock, $0.001 par value	-0-

Forward Looking Statements

This quarterly report for the period ended September 30, 2008 as well as other public documents of the Company contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements include, without limitation, the Company's expectations and estimates as to future financial performance, cash flows from operations, capital expenditures and the availability of funds from refinancing of indebtedness. Readers are urged to consider statements which use the terms "believes," "intends," "expects," "plans," "estimates," "anticipated," or "anticipates" to be uncertain and forward looking. In addition to other factors that may be discussed in the Company's filings with the Securities and Exchange Commission, including this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statement made by the Company: (i) general economic and business conditions, acts of God and natural disasters which may effect the demand for the Company's products and services or the ability of the Company to manufacture and/or provide such products and services; (ii) the loss, insolvency or failure to pay its debts by a significant customer or customers; (iii) increased competition; (iv) changes in customer preferences and the inability of the Company to develop and introduce new products to accommodate these changes; and (v) the maturing of debt and the ability of the Company to raise capital to repay or refinance such debt on favorable terms.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of MVP Network, Inc. at September 30, 2008, the unaudited statements of operations for the three and nine months ended September 30, 2008 and 2007, and the period from January 1, 2001 (date of inception of development stage) to September 30, 2008, the unaudited statement of changes in stockholders’ equity for the period January 1, 2001 (date of inception of development stage) to September 30, 2008, the unaudited statements of cash flows for the nine months ended September 30, 2008 and 2007,  and the period from January 1, 2001 (date of inception of development stage) to September 30, 2008, and the notes to the unaudited financial statements have been prepared by the Company’s management and they include all information necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

MVP NETWORK, INC.
(Developmental Stage Company)
BALANCE SHEET
September 30, 2008

ASSETS

Current Assets

Cash	$-

Total Current Assets	$-

Other Assets

Advances to Affiliate	1,896,257

Total Assets	$1,896,257

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$-

Total Current Liabilities	$-

Stockholders’ Deficiency

Preferred Stock
Authorized 20,000,000 shares, par value $.001,
issued and outstanding 0 shares.
Common Stock:
Authorized 5,000,000,000 shares, par value $.001,
Issued and outstanding 107,947,814 shares	107,947
Capital in excess of par value	3,547,640
Accumulated earnings (deficit)-note 1	(1,759,330)

Total Shareholders’ Equity	1,896,257

Total Liabilities and Stockholders’ Equity	$1,896,257

The accompanying notes are an integral part of these financial statements.

MVP Network, Inc. (Developmental Stage Company) STATEMENT OF OPERATIONS For the Three and Nine Months Ended September 30, 2008 and 2007 and the Period
January 1, 2001 (date of inception of development stage) to September 30, 2008

	Three Months		Nine Months		Jan. 1 to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Administrative	(80,387)	(42,124)	(156,597)	(95,328)	(475,354)

Net (Loss) From Operations	(80,387)	(42,124)	(156,597)	(95,328)	(475,354)

Other Income and Expenses
Settlement of debt	-	-	-	-	226,937
Interest income	-	-	-	-	6,264
Interest expense	-	-	-	-	(28,663)

Net Income (Loss)	$(80,387)	(42,124)	$(156,597)	(95,328)	(270,816)

Net Loss per Common Share
Basic and diluted	$-	$-	$-	$-

Average Outstanding Shares
Basic (Stated in 1,000's)	107,947	107,145	107,947	107,145

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period January 1, 2001 to September 30, 2008
(date of inception of development stage)

	Common	Stock	Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance January 1, 2001	29,620,970	$29,621	$1,292,488	$(1,488,513)
Issuance of common shares for all shares of IGI-failed merger	69,115,595	69,115	(69,115)	-
Net loss for the year ended December 31,2001	-	-	-	(49,840)
Net loss for the year ended December 31,2002	-	-	-	(6,325)
Net profit for the year ended December 31,2003	-	-	-	19,924
Net profit for the year ended December 31,2004	-	-	-	152,645
Net profit for the year ended December 31,2005	-	-	-	37,081
Issuance of common shares for cash	8,211,623	8,212	882,261	-
Net loss for the year ended December 31, 2006	-	-	-	(96,127)
Balance December 31, 2006	106,948,188	106,948	2,105,634	(1,431,156)
Common shares returned for cash	(841,094)	(841)	(103,159)	-
Issuance of common shares for cash	2,145,220	2,145	825,610	-
Issuance of common shares for affiliate advance	14,000	14	6986	-
Net loss for the year ended December 31, 2007	-	-	-	(171,577)
Balance December 31, 2007	108,266,314	$108,266	$2,835,071	$(1,602,733)
Common Shares returned	(2,000,000)	(2,000)	2,000	-
Issuance of common shares for cash, net of costs	1,681,500	1,681	710,569	-
Net loss for the nine months ended September 30, 2008	-	-	-	(156,597)
Balance September 30, 2008	107,947,814	$107,947	$3,547,640	$(1,759,330)

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Developmental Stage Company)
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007 and the Period
January 1, 2001 To September 30, 2008
(date of inception of development stage)

	September 30, 2008	September 30, 2007	January 1, 2001- September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(156,597)	$(95,328)	$(270,816)

Adjustments to reconcile net profit to net cash provided by operating activities:

Settlement of debt	-	-	(226,937)
Change in prepaid expenses	-	(4,424)	-
Changes in accounts receivable	-	-	429,648
Changes in accounts payable	(19,338)	(965)	(375,519)

Net Cash from (used) in Operations	(175,935)	(100,717)	(443,624)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to affiliate	(536,315)	(520,437)	(1,896,257)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from issuance of capital stock, net of returns and commissions	712,250	621,154	2,333,478

Net Increase (Decrease) in Cash	-	-	(6,403)

Cash at Beginning of Period	-	-	6,403

Cash at End of Period	-	-	-

The accompanying notes are an integral part of these financial statements.

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

2.	Summary of Significant Accounting Policies – continued

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

On September 30, 2008 the Company had a net operating loss carryforward of $1,759,329.  The tax benefit from the loss carry forward has not been determined because there has been a substantial change in stockholders.

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

MVP NETWORK, INC.
(Development State Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

3.	Capital Stock

During the nine months ended September 30, 2008 the Company issued 1,681,500 restricted common shares for $712,250 and had 2,000,000 common shares returned and cancelled for no consideration.

4.	Significant Related Party Transaction

Officer-directors have acquired 64% of the outstanding common stock of the Company.

The Company has made non interest bearing demand advances to an affiliate of $1,896,257 as outlined in note 6 and will be cleared in consolidation upon completion of the merger.

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

See note 6.

6.	Subsequent Events

Planned merger

During 2007 MVP Network Inc. (NW) entered into a proposed agreement of acquisition of MVP Network Online Games, Inc. (OL), a Nevada Corporation.

MVP Network Online Games, Inc. was organized for the business purpose of the development, selling, marketing and promotion of online virtual golf tournaments and other online services and products.

The merger was completed effective October 31, 2008.  A Form 8-K was filed reporting this transaction.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

The Company has discontinued its oil distribution activities and has sold these operations.  The Company completed its acquisition of MVP Network Online Games, Inc. on October 31, 2008.  The discussion and analysis of financial condition and results of operations contained below for the three and nine month periods ended September 30, 2008 is based on financial information of MVP Network, Inc. only, prior to its acquisition of MVP Network Online Games, Inc.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Revenues.  We did not realize any revenues for the three month periods ended September 30, 2008 or 2007. As of September 30, 2008, we do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $80,387 in general and administrative expenses during the three month period ended September 30, 2008, an increase of $38,263 over the $42,124 of general and administrative expenses incurred during the three month period ended September 30, 2007.  The increase in general and administrative expense is largely due to increased legal, accounting expenses and other expenses incurred in connection with a Form S-4 registration statement relating to the acquisition of MVP Network Online Games, Inc. and the actual acquisition of MVP Network Online Games, Inc.  The Company incurred no other expenses during the three month periods ended September 30, 2008 or 2007.  It is anticipated that general and administrative expenses will increase significantly in fourth quarter 2008 with the Company’s acquisition of MVP Network Online Games, Inc. that was consummated on October 31, 2008.

Net Loss.  Net loss for the three month period ended September 30, 2008 was $80,387, or $0.0007 per share, as compared to a net loss of $42,124, or $0.0003 per share, for the three month period ended September 30, 2007.  The principal reason for the increased net loss was the increase in general and administrative expenses incurred in connection with the Form S-4 registration statement relating to the proposed merger with MVP Network Online Games, Inc., and the acquisition of MVP Network Online Games, Inc.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Revenues.  We did not realize any revenues for the nine month periods ended September 30, 2008 or 2007. As of September 30, 2008, we do not have any established products or services from which we can expect revenues in the foreseeable future.

Expenses. The Company incurred $156,597 in general and administrative expenses during the nine month period ended September 30, 2008, an increase of $61,269 over the $95,328 of general and administrative expenses incurred during the nine month period ended September 30, 2007.  The increase in general and administrative expense is largely due to increased legal and accounting expenses incurred in connection with a Form S-4 registration statement relating to the proposed acquisition of MVP Network Online Games, Inc. and the actual acquisition of MVP Network Online Games, Inc.  The Company incurred no other expenses during the nine month periods ended September 30, 2008 or 2007.  It is anticipated that general and administrative expenses will increase significantly in fourth quarter 2008 with the Company’s acquisition of MVP Network Online Games, Inc. that was consummated on October 31, 2008.

Net Loss.  Net loss for the nine month period ended September 30, 2008 was $156,597, or $0.0015 per share, as compared to a net loss of $95,328, or $0.0009 per share, for the nine month period ended September 30, 2007.  The principal reason for the increased net loss was the increase in general and administrative expenses incurred in connection with the Form S-4 registration statement relating to the merger with MVP Network Online Games, Inc. and the acquisition of MVP Network Online Games, Inc.

Liquidity and Capital Resources at September 30, 2008

As of September 30, 2008 our only asset is an advance to an affiliate of $1,896,257.  As of September 30, 2008, we had no cash to use to sustain operations for any length of time.  In view of the closing of the Company’s acquisition of MVP Network Online Games, Inc. that occurred on October 31, 2008, we need to raise approximately $1,200,000 in additional cash to sustain operations for the next twelve months.  We may seek to borrow additional funds from our Chief Executive Officer in the future as such funds are needed.  However, there is no guarantee that he will loan additional funds to the Company.  The Company is attempting to raise additional funds through a private placement offering of the Company’s common stock and warrants, but no one is committed to purchase additional shares and warrants at the present time.

During the quarter ended September 30, 2008, the Company raised approximately $339,750 from the sale of 679,500 shares of the Company’s common stock.  The Company also issued warrants to purchase up to 679,500 additional shares of the Company’s common stock at $1.00 per share, exercisable at any time on or before December 31, 2010.  Net proceeds from the sale of these shares have been loaned by the Company to MVP Network Online Games, Inc., a Nevada corporation that the Company intends to acquire.

Plan of Operations

The Company closed its acquisition of MVP Network Online Games, Inc. effective October 31, 2008.  The Company now intends to focus its efforts on the further development of the business of MVP Network Online Games, Inc.  The Company anticipates that it will need to raise approximately $1,200,000 in additional equity capital or debt in the next twelve months to enable it to meet its business objectives.

Going Concern Issue. Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to successfully attain profitable operations or to locate financing for our continued maintenance and operations. We currently do not have an established source of funds sufficient to cover our operating costs and accordingly there is substantial doubt about our ability to continue as a going concern. We need to raise approximately $1,200,000 in additional funds in the next twelve months.  There is no assurance that such funds will be available to us or that if they are available that they will be available under terms which we will accept.  We are attempting to raise additional funds through a private placement of our common stock warrants on a best efforts basis, but no one is committed to purchase additional shares and warrants at the present time.

Certain Factors Affecting Future Operating Results

This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward- looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2008.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and form sand that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None; not applicable.

Item 1A.   Risk Factors.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008 the Company issued 679,500 restricted common shares for $339,750.  The shares were sold for cash  at $0.50 per share.  The Company also issued warrants to purchase up to 679,500 additional shares of the Company’s common stock at $1.00 per share, exercisable at any time on or before December 31, 2010. The shares were issued to 31 persons and the warrants were issued to 31 persons without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares have been appropriately restricted.  For a description of any sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-KSB or Form 10-K, and the Company’s Quarterly Reports on Form 10-QSB or Form 10-Q filed since December 31, 2004.

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

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVP Network, Inc.

Dated: November 11, 2008	By:	/s/ Paul A. Schneider
Paul A. Schneider
(principal executive officer)

MVP Network, Inc.

Dated: November 11, 2008	By:	/s/ Timothy R. Smith
Timothy R. Smith
(principal financial officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002